Form 10QSB
period 1996-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1996-08-14
CIK 1010615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended June 30, 1996


                          Commission File No. _0-27994_


                  The Publishing Company of North America, Inc.
        (Exact name of small business issuer as specified in its charter)


               Florida                                       59-3203301
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification Number)


                        577 Deltona Boulevard, 2nd Floor
                                Deltona, FL 32725

                                  407-860-3000
                          (Address and telephone number
                         of principal executive offices)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         |_| Yes      |X| No (1)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                    Outstanding at August 6, 1996
- ---------------------------                       -----------------------------
Common Stock:  no par value                                   4,105,000


Transitional Small Business Disclosure Format (check one): |_| Yes |X| No


(1) The Company has filed all required reports but has not been subject to such filing requirements for the past 90 days since the Company's registration statement for its initial public offering became effective on May 17, 1996.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996


                                      INDEX

                                                                            Page
                     PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

           Balance Sheets as of June 30, 1996 (unaudited)
           and December 31, 1995                                              2

           Statements of Income for the three and six months
           ended June 30, 1996 and 1995 (unaudited)                           3

           Statements of Cash Flows for the six months ended
           June 30, 1996 and 1995 (unaudited)                              4- 5

           Notes to unaudited interim financial statements                 6- 7

ITEM 2. Management's Discussion and Analysis of Interim Financial
           Condition and Results of Operations                             8-10


                      PART II - OTHER INFORMATION


ITEM 5. Other Information                                                    11

ITEM 6. Exhibits and Reports on Form 8-K

           Exhibit 11 - Statement re computation of per share earnings

           Exhibit 27 - Financial Data Schedule

                  The Publishing Company of North America, Inc.
                                 Balance Sheets

                                                                                   December 31,                June 30,
                                                                                           1995                    1996
                                                                             -------------------      ------------------
                                                                                                             (Unaudited)
Assets
Current assets:
        Cash and cash equivalents                                                      $286,023              $1,044,987
        Investments in U.S. Treasury securities                                             ---               4,027,244
        Accounts receivable, less allowance for doubtful
             accounts of $37,755 at December 31, 1995,
             and $47,755 at June 30, 1996                                               317,012                 694,477
        Securites available-for-sale                                                     16,500                  14,500
        Directories in progress                                                          87,618                  26,133
        Other current assets                                                             16,747                  22,260
                                                                             -------------------      ------------------
Total current assets                                                                    723,900               5,829,601

Property and equipment, net                                                             169,200                 249,772

Other assets                                                                                ---                  23,544
                                                                             -------------------      ------------------
Total assets                                                                           $893,100              $6,102,917
                                                                             ===================      ==================

Liabilities and shareholders' equity
Current liabilities:
        Accounts payable                                                                $73,085                $157,547
        Accrued expenses                                                                    ---                  55,529
        Deferred revenue                                                                270,257                  83,110
        Income taxes payable                                                                ---                  30,215
        Deferred income taxes                                                               ---                 157,670
                                                                             -------------------      ------------------
Total current liabilities                                                               343,342                 484,071

Promissory notes to shareholders,
        including accrued interest                                                          ---                 274,599
Deferred income taxes                                                                       ---                  19,000

Shareholders' equity:
        Common shares, no par value:  15,000,000 shares
        authorized; 2,925,000 issued and outstanding at
        December 31, 1995; 4,105,000 issued and outstanding
        at June 30, 1996                                                                    100               4,529,137
        Unrealized loss on available-for-sale securities                                (17,520)                (19,520)
        Retained earnings                                                               567,178                 815,630
                                                                             -------------------      ------------------
Total shareholders' equity                                                              549,758               5,325,247
                                                                             -------------------      ------------------
Total liabilities and shareholders' equity                                             $893,100              $6,102,917
                                                                             ===================      ==================



                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                              Statements of Income
                                   (unaudited)



                                                     Three months ended                       Six months ended
                                                           June 30                                 June 30
                                             ------------------------------------     ----------------------------------
                                                  1995                1996                1995                1996
                                             ----------------    ----------------     --------------     ---------------

Net sales                                           $502,714            $934,243           $591,948          $1,912,920

Cost and expenses:
        Salaries and commissions                     182,866             371,961            264,944             684,576
        Materials and printing                        66,278             109,366             77,169             236,450
        Depreciation                                   8,415              18,473             12,964              35,409
        Other operating costs                         63,336             234,115            107,899             429,299
                                             ----------------    ----------------     --------------     ---------------
                                                     320,895             733,915            462,976           1,385,734
                                             ----------------    ----------------     --------------     ---------------
Income from operations                               181,819             200,328            128,972             527,186

Other income (expense)
        Interest expense                                 ---             (37,763)               ---             (57,338)
        Other                                            806                 (89)             1,886               6,488
                                             ----------------    ----------------     --------------     ---------------
Income before provision
        for income taxes                             182,625             162,476            130,858             476,336
Provision for income taxes                               ---              61,775                ---             227,884
                                             ----------------    ----------------     --------------     ---------------
Net income                                          $182,625            $100,701           $130,858            $248,452
                                             ================    ================     ==============     ===============
Net income per share                                     ---               $0.03                ---               $0.08
                                             ================    ================     ==============     ===============
Shares used in computation of
        net income per share                             ---           3,526,022                ---           3,242,055
                                             ================    ================     ==============     ===============

Pro forma data:
        Net income before provision
             for income taxes                       $182,625            $162,476           $130,858            $476,336
        Pro forma provision for
             income taxes                             68,833              61,775             49,353             179,774
                                             ----------------    ----------------     --------------     ---------------
        Pro forma net income                        $113,792            $100,701            $81,505            $296,562
                                             ================    ================     ==============     ===============
Pro forma net income per share                         $0.04               $0.03              $0.03               $0.09
                                             ================    ================     ==============     ===============
Shares used in computation of
        pro forma net income per share             2,955,000           3,526,022          2,955,000           3,242,055
                                             ================    ================     ==============     ===============


                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                         Six Months ended June 30
                                                                                -----------------------------------------
                                                                                      1995                    1996
                                                                                ----------------        -----------------
Cash flows from operating activities
Net income                                                                      $       130,858         $        248,452
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                                                       12,964                   35,409
      Bad debt expense                                                                   23,726                   16,462
      Provision for deferred income taxes                                                   ---                  176,670
      Exchange of advertising for machinery & equipment                                  (3,990)                 (11,938)
      Accretion of bridge notes                                                             ---                   77,778
      Interest accrued on promissory notes to shareholders                                  ---                    6,292
      Interest accrued on U.S. Treasury securities                                          ---                  (15,381)
      Increase in accounts receivable                                                   (34,811)                (377,465)
      (Increase) decrease in directories in progress                                    (41,034)                  61,485
      (Increase) decrease in other assets                                                10,525                  (29,057)
      Increase in accounts payable                                                       12,335                   84,462
      Increase in accrued expenses                                                          ---                   55,529
      Increase (decrease) in deferred revenue                                           122,489                 (187,147)
      Increase in income taxes payable                                                      ---                   30,215
                                                                                ----------------        -----------------
Net cash provided by operating activities                                               233,062                  171,766


Cash flows from investing activities
      Purchases of securities available-for-sale                                        (67,860)                     ---
      Purchases of U.S. Treasury securities                                                 ---               (4,011,863)
      Purchases of property and equipment                                               (28,006)                (120,505)
                                                                                ----------------        -----------------
Net cash used in investing activities                                                   (95,866)              (4,132,368)


Cash flows from financing activities
      Repayment of shareholder advances                                                 (13,610)                     ---
      Distributions to shareholders                                                     (48,004)                (178,871)
      Net proceeds from initial public offering of common shares                            ---                4,898,437
                                                                                ----------------        -----------------
Net cash (used in) provided by financing activities                                     (61,614)               4,719,566


Net increase (decrease) in cash and cash equivalents                                     75,582                  758,964
Cash and cash equivalents at beginning of period                                         15,524                  286,023
                                                                                ----------------        -----------------
Cash and cash equivalents at end of period                                      $        91,106         $      1,044,987
                                                                                ================        =================



                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                         Six Months ended June 30
                                                                                -----------------------------------------
                                                                                      1995                    1996
                                                                                ----------------        -----------------
Supplemental cash flow information
Exchange of advertising for supplies                                            $         8,032         $            ---
                                                                                ================        =================
Interest paid                                                                   $           ---         $          4,932
                                                                                ================        =================
Income taxes paid                                                               $           ---         $         21,000
                                                                                ================        =================
Distribution to shareholders in exchange for promissory notes                   $           ---         $        268,307
                                                                                ================        =================





                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements of The Publishing Company of North America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement on Form SB-2 relating to the Company's initial public offering of its common stock which was made effective on May 17, 1996.

2.  CASH AND CASH EQUIVALENTS

     The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories.

4.  REVENUE RECOGNITION

     Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

5.  INCOME TAXES

     Until January 1, 1996 the Company elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income; instead, the shareholders were liable for individual federal income taxes on the Company's taxable income. In March, 1996 the Company terminated its S Corporation status effective January 1, 1996 and thereafter will be taxed as a C Corporation. Accordingly, a deferred tax liability of $48,110 was recognized and charged to income as of January 1, 1996; this charge relates directly to the conversion and is in addition to the taxes otherwise due for 1996 income. In March, 1996 the Company made a distribution of $178,871 to existing shareholders for estimated federal income taxes due on 1995 S Corporation income and the Company issued $268,307 of notes payable to existing shareholders for S Corporation earnings not previously declared as dividends during 1995. Pro forma income tax adjustments had the Company been a C corporation for all periods

               The Publishing Company of North America, Inc.
                         Form 10-QSB - June 30, 1996


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

presented are provided in the accompanying financial statements.

6.   NET INCOME PER SHARE

     Net income per share and pro forma net income per share are computed based on the weighted average number of common shares and common stock options using the treasury stock method. In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued by the Company at prices below the public offering price during the 12-month period prior to the date of the initial public offering on May 17, 1996 have been included in the calculation as if they were outstanding for all periods prior to the offering using the treasury stock method and the initial public offering price.

     Historical net income per share is not considered meaningful for the periods ended prior to January 1, 1996 due to the Company's S Corporation status; accordingly, such per share information is not presented for such periods. Pro forma net income per share is provided to show the effect on the historical financial information had the Company operated as a C Corporation since inception and excludes the $48,110 charge to income in connection with the termination of its S Corporation status on January 1, 1996.

7.  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

8.  INITIAL PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

     Pursuant to a registration statement on Form SB-2 with the Securities and Exchange Commission, on May 17, 1996 the Company's common stock commenced trading on the NASDAQ National Market System under the symbol PCNA. Gross proceeds of $6,325,000 were raised from the sale of 1,150,000 shares at $5.50 per share. Net proceeds to the Company after paying all related costs of the offering were approximately $4,900,000.

8.  SUBSEQUENT EVENTS

     In July, 1996 the Company entered into a contract to purchase land and a 21,500 square foot building in Lake Helen, Florida, for approximately $885,000; closing on the purchase currently is scheduled for early September, 1996. Effective July 1, 1996 the Company entered into a lease for rental of approximately 7,250 square feet of office space in Orlando, Florida. The lease is for 36 months and calls for estimated rent payments over the life of the lease of approximately $282,000 before sales tax.

     In July, 1996 the Company elected to retire the $268,307 of notes payable plus accrued interest to existing shareholders representing 1995 S Corporation earnings not previously paid as dividends. This amount included payments which aggregated to $178,795 to the President and Executive Vice President of the Company. The Company pre-paid these notes because their interest expense was greater than the investment income the Company could have reasonably earned on the funds used to retire the notes.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         INTERIM FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

Results of Operations

     Total revenues for the three and six month periods ended June 30, 1996 were $934,243 and $1,912,920, respectively, compared to $502,714 and $591,948, respectively, for the same periods in 1995. This represents an 86% and 223% increase in revenues from 1995 to 1996 for the three and six month periods. This increase in revenues is a result of several factors. In the three and six month periods ended June 30, 1996 the Company published 13 and 27 directories, respectively, compared to 9 and 12 for the same periods in 1995. An increase in the average revenues per directory was a second factor. A third factor was the 1996 revenues from the publication of a bar association newsletter and the Company's Internet operations, neither of which had revenues in 1995.

     The Company's costs to print directories, which includes primarily materials, printing, and binding, remained at approximately 13% from 1995 to 1996; however, the revenues from Internet operations, which do not have these production costs, caused materials and printing costs to average only 12% of total net revenues in 1996. The Company expects that materials and printing costs will remain approximately 13% of directory revenues for the balance of 1996.

     Operating costs other than materials and printing and depreciation increased to $1,113,875 for the six months ended June 30, 1996 from $372,843 for the same period in 1995. This represents a 199% increase in these costs while revenues increased 223%; most of the increase in these costs were related to staff required to provide the additional revenues. For the three months ended June 30 these costs increased to $606,076 (65% of revenues) in 1996 from $246,202 (49% of revenues) in 1995. Of the $359,874 increase in the most recent three months of 1996 from that of 1995, over half was in salaries and commissions and largely attributable to the commissions on the increase in revenues and a greater number of staff; $170,779 of the $359,874 increase was in other operating costs, most of which related to the increase in staff. Since the Company's initial public offering in May of this year, the Company has embarked on an aggressive growth plan. Employment has increased to approximately 90 people at August 9 from approximately 60 at May 31, 1996; over half of the Company's employees are in sales of advertising for the Company's publications. In early July of this year the Company opened a new sales office in Orlando, Florida. Also in July the Company entered into a contract to purchase land and a 21,500 square foot building in Lake Helen, Florida; the building is being sold as a result of a bankruptcy and is approximately three times the square footage of the Company's current facilities in Deltona, Florida. The Company plans to move its operations in Deltona to the Lake Helen facility in October and thereby provide room for planned growth.

     Many of the costs which the Company is incurring and will incur later this year will not result in an immediately proportionate growth in revenue. This is due to the time between the expenditure and the recognition of revenues from publications advertising which results from that expenditure. There is a minimum of several months, for example, between the time a salesperson is hired and any sales of advertising by that person will be recognized as revenue upon the shipment of a directory containing that advertising. Therefore, expenses as a percentage of revenues may be higher in the last half of 1996 as the Company continues its expansion.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

     Deferred revenue, which represents amounts received from advertisers prior to shipment of the related directories, decreased $187,147 from $270,257 at December 31, 1995 to $83,110 at June 30, 1996. This was the result of the Company's increased contract base which required sales of advertising to continue later into the period and closer to the actual publication date. Directories in progress, which represents costs accumulated for directories unpublished at the end of the period, decreased $61,485 from $87,618 at December 31, 1995 to $26,133 at June 30, 1996 for the same reason.

     In March, 1996 the Company borrowed $300,000 through the private placement of units consisting of an aggregate $300,000 principal amount of Bridge Notes and an aggregate of 30,000 shares of common stock. The amount of the Bridge Notes was reduced and shareholders' equity increased by $77,778, representing the original issue discount based on an estimated fair value of $3.50 per share of common stock. This resulted in a charge as interest expense of $57,778 and $77,778 for the three and six months ended June 30, 1996. In addition, the Company retired the Bridge Notes in late May of this year and paid $4,932 in accrued interest.


Liquidity and Capital Resources

     On May 17, 1996 the Company's common stock commenced trading on the NASDAQ National Market System under the symbol PCNA. This initial public offering raised $6,325,000 in gross proceeds from the sale of 1,150,000 shares at $5.50 per share. Net proceeds to the Company after paying all related costs of the offering were approximately $4,900,000.

     From the net proceeds the Company paid approximately $305,000 to retire the Bridge Notes and accrued interest from its private placement made in March, 1996. At June 30, 1996 the Company had investments of approximately $4,000,000 in U.S. Treasury securities and approximately $1,045,000 in cash and cash equivalents.

     Net cash provided by operations was $171,766 for the six months ended June 30, 1996 compared to $233,062 for the same period a year earlier. The most significant reasons for the decrease in 1996 from 1995 was the increase in accounts receivable and decrease in deferred revenue in 1996 compared to 1995. Accounts receivable increased in 1996 due to a higher level of revenues and due to a greater portion of the related shipments occurring late in the period. The decrease in deferred revenue was explained above under Results of Operations.

     At June 30, 1996 the Company had no debt other than $268,307 of notes payable to existing shareholders for S Corporation earnings not previously declared as dividends during 1995. These notes and accrued interest of $6,763 were paid in July of this year.

     The Company has no borrowing relationships established with banks; however, the Company plans to finance a portion of the approximate $885,000 purchase cost of the land and building which it now has under contract through a conventional mortgage and it believes that bank financing will be made available to it. The Company has no commitments at this time to acquire a material amount of capital assets other than the land and building.

     Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS


Forward-Looking Statements

     The statements made above relating to the anticipated materials and printing costs for the balance of 1996, acquisition of real estate for the Company's corporate offices, the availability of conventional mortgage financing and the increase in anticipated expenses as a percentage of revenues are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) unanticipated increases in third-party printing costs as a result of increases in labor or paper costs; (2) the Company's ability to continue to sell sufficient advertising per directory published in order to maintain the same percentages of materials and printing costs to directory revenues; (3) contract issues or environmental concerns that may cause the Company not to acquire the real estate; (4) unanticipated changes in the financial markets that affect mortgage financing; and (5) unanticipated cancellation by bar associations of existing contracts to publish directories.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996


                           PART II - OTHER INFORMATION


ITEM 5.  Other Information

         Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

              Exhibit 11 - Statement re computation of per share earnings

              Exhibit 27 - Financial Data Schedule

         b. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1996




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 13, 1996 by the undersigned, thereunto duly authorized.


The Publishing Company of North America, Inc.



                               /s/ Peter S. Balise
                               -----------------------------------
                               President (Chief Executive Officer)


                               /s/ James M. Koller
                               -----------------------------------
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)