Form 10QSB
period 1996-09-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1996-11-19
CIK 1010615

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                     FORM 10-QSB



             [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934.


                  For the quarterly period ended September 30, 1996


                             Commission File No.  0-27994
                                             ------------

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
          (Exact name of small business issuer as specified in its charter)


                 FLORIDA                                     59-3203301
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)               Identification Number)


                           577 DELTONA BOULEVARD, 2ND FLOOR
                                  DELTONA, FL  32725
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
                                   X   Yes           No
                                  ---          ----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         Class                              Outstanding at November 11, 1996
---------------------------                 --------------------------------
Common Stock:  no par value                            4,105,000

Transitional Small Business Disclosure Format (check one):      Yes  X  No
                                                            ---     ---

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


                                        INDEX

                                                                      Page
                            PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheets as of September 30, 1996 (unaudited)
         and December 31, 1995                                            2

         Statements of Income for the three and nine months
         ended September 30, 1996 and 1995 (unaudited)                    3

         Statements of Cash Flows for the nine months ended
         September 30, 1996 and 1995 (unaudited)                      4 - 5

         Notes to unaudited interim financial statements              6 - 7

ITEM 2.  Management's Discussion and Analysis of Interim Financial
         Condition and Results of Operations                         8 - 11


                             PART II - OTHER INFORMATION


ITEM 5.  Other Information                                               12

ITEM 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Statement re computation of per share earnings

         Exhibit 27 - Financial data schedule

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                    BALANCE SHEETS

                                                   December 31, September 30,
                                                          1995           1996
                                                   -----------  -------------
ASSETS                                                            (Unaudited)

Current assets:
   Cash and cash equivalents                          $286,023       $126,968
   Investments in U.S. Treasury securities                 ---      3,539,947
   Accounts receivable, less allowance for doubtful
       accounts of $37,755 at December 31, 1995,
       and $144,447 at September 30, 1996              317,012        246,360
   Securites available-for-sale                         16,500         13,000
   Directories in progress                              87,618        126,309
   Deferred income taxes                                   ---        106,750
   Other current assets                                 16,747        114,469
                                                    -----------   ------------
Total current assets                                   723,900      4,273,803

Property, plant and equipment, net                     169,200      1,222,892

Other assets                                               ---         16,081
                                                    -----------   ------------
Total assets                                          $893,100     $5,512,776

                                                    -----------   ------------
                                                    -----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $33,318       $147,449
   Accrued expenses                                     39,767        116,859
   Deferred revenue                                    270,257        391,181
                                                    -----------   ------------
Total current liabilities                              343,342        655,489

Deferred income taxes                                      ---         19,000

Shareholders' equity:
   Common shares, no par value:  15,000,000 shares
   authorized; 2,925,000 issued and outstanding at
   December 31, 1995; 4,105,000 issued and outstanding
   at September 30, 1996                                   100      5,096,315
   Unrealized loss on available-for-sale securities    (17,520)       (21,020)
   Retained earnings (accumulated deficit)             567,178       (237,008)
                                                    -----------   ------------
Total shareholders' equity                             549,758      4,838,287
                                                    -----------   ------------
Total liabilities and shareholders' equity            $893,100     $5,512,776
                                                    -----------   ------------
                                                    -----------   ------------

                               SEE ACCOMPANYING NOTES.


                            THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                          STATEMENTS OF INCOME
                                             (unaudited)

                                            Three months ended            Nine months ended
                                               September 30                  September 30
                                       ----------------------------    ---------------------
                                           1995              1996         1995      1996
                                        -----------       ----------   ---------  -----------
Net sales                                $372,104          $441,574    $964,052   $2,312,806

Cost and expenses:
    Salaries and commissions              180,245           447,628     445,189    1,132,204
    Materials and printing                 43,129            97,167     120,298      361,111
    Depreciation                            9,958            25,325      22,922       60,734
    Other operating costs                  53,621           442,123     161,520    1,067,618
                                        ----------        ----------   ---------  -----------
                                          286,953         1,012,243     749,929    2,621,667
                                        ----------        ----------   ---------  -----------
Income (loss) from operations              85,151          (570,669)    214,123     (308,861)

Other income (expense)
    Interest income, net                      ---            59,541         ---        2,203
    Other                                   1,274               ---       3,160        6,488
                                        ----------        ----------   ---------  -----------
Income (loss) before provision
    for income taxes                       86,425          (511,128)    217,283     (300,170)
Provision for income taxes                    ---          (191,631)        ---      (63,162)
                                        ----------        ----------   ---------  -----------
Net income (loss)                         $86,425         ($319,497)   $217,283    ($237,008)
                                        ----------        ----------   ---------  -----------
                                        ----------        ----------   ---------  -----------
Net income (loss) per share                   ---             ($.08)        ---       ($0.07)
                                        ----------        ----------   ---------  -----------
                                        ----------        ----------   ---------  -----------
Shares used in computation of
    net income (loss) per share               ---         4,111,569         ---    3,535,210

Pro forma data:
    Net income (loss) before
    provision for income taxes            $86,425         ($511,128)   $217,283    ($300,170)
    Pro forma provision for
    income taxes                           32,574          (191,631)     81,927     (111,272)
                                        ----------        ----------   ---------  -----------
                                        ----------        ----------   ---------  -----------
    Pro forma net income (loss)           $53,851         ($319,497)   $135,356    ($188,898)
                                        ----------        ----------   ---------  -----------
                                        ----------        ----------   ---------  -----------
Pro forma net income (loss) per share        $.02             ($.08)       $.05        ($.05)
                                        ----------        ----------   ---------  -----------
                                        ----------        ----------   ---------  -----------
Shares used in computation of pro
    forma net income (loss) per share   2,955,000         4,111,569   2,955,000    3,535,210
                                        ----------        ----------   ---------  -----------
                                        ----------        ----------   ---------  -----------

                                            SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                    Nine Months ended Sept. 30
                                                          1995          1996
                                                     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $  217,283  $   (237,008)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation                                          22,922        60,734
    Bad debt expense                                      30,563       349,195
    Provision for deferred income taxes                      ---      (87,750)
    Exchange of advertising for machinery & equipment    (6,684)          ---
    Accretion of bridge notes                                ---        77,778
    Interest accrued on U.S. Treasury securities             ---      (70,187)
    Increase in accounts receivable                    (106,266)     (278,543)
    Increase in directories in progress                (105,279)      (38,691)
     (Increase) decrease in other assets                   3,037     (113,803)
    Increase in accounts payable                          21,308       114,131
    Increase in accrued expenses                             ---        77,092
    Increase in deferred revenue                         314,265       120,924
                                                       ----------    ---------
Net cash provided by (used in) operating activities      391,149      (26,128)


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of securities available-for-sale          (67,860)          ---
    Purchases of U.S. Treasury securities                   ---    (4,011,863)
Sale of U.S. Treasury securities                                      542,103
    Purchases of property, plant and equipment          (66,305)   (1,114,426)
                                                       ----------   ----------
Net cash used in investing activities                  (134,165)   (4,584,186)


CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of shareholder advances                   (13,610)          ---
    Distributions to shareholders                       (48,004)          ---
    Repayment of promissory notes to shareholders            ---     (447,178)
    Net proceeds from initial public offering of
    common shares                                            ---     4,898,437
                                                       ----------    ----------
Net cash (used in) provided by financing activities     (61,614)     4,451,259


Net increase (decrease) in cash and cash equivalents     195,370     (159,055)
Cash and cash equivalents at beginning of period          15,524       286,023
Cash and cash equivalents at end of period            $  210,894    $  126,968
                                                       ---------     ---------
                                                       ---------     ---------

                               SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                    Nine Months ended Sept. 30
                                                         1995         1996
                                                    --------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

Exchange of advertising for supplies                  $  13,081   $      ---
                                                      ------------------------
                                                      ------------------------
Interest paid                                         $     ---   $   11,695
                                                      ------------------------
                                                      ------------------------
Income taxes paid                                           ---      $72,068
                                                      ------------------------
                                                      ------------------------
Distribution to shareholders in exchange
for promissory notes                                  $     ---   $  268,307
                                                      ------------------------
                                                      ------------------------



                               SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements of The Publishing Company of North America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's registration statement on Form SB-2 relating to the Company's initial public offering of its common stock which was made effective on May 17, 1996. Certain amounts in the 1995 financial statements have been reclassified to conform to the presentation adopted in 1996.

2.  CASH AND CASH EQUIVALENTS

    The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories. The Company revised its allowance for doubtful accounts at September 30, 1996 to 8% of net sales for amounts owed six months or less; in addition, the Company provided a full reserve for amounts owed more than six months, based upon an expectation that a small percentage of these monies will be collected. The effect of this revision was an increase in the allowance for doubtful accounts and an increase to bad debt expense of $57,407. All amounts owed more than one year are written off.

4.  REVENUE RECOGNITION

    Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

5.  INCOME TAXES

    Until January 1, 1996 the Company elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income; instead, the shareholders were liable for individual federal income taxes on the Company's taxable income. In March, 1996 the Company terminated its S Corporation status effective January 1, 1996 and thereafter will be taxed as a C Corporation. Accordingly, a deferred tax liability of $48,110 was recognized and charged to income as of

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

January 1, 1996; this charge relates directly to the conversion and is in addition to any taxes otherwise due for 1996 income. In March, 1996 the Company made a distribution of $178,871 to existing shareholders for estimated federal income taxes due on 1995 S Corporation income and the Company issued $268,307 of notes payable to existing shareholders for S Corporation earnings not previously declared as dividends during 1995. These notes were paid in July, 1996. Pro forma income tax adjustments had the Company been a C corporation for all periods presented are provided in the accompanying financial statements.

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

9.  PURCHASE OF LAND AND BUILDING

    In September, 1996 the Company purchased for approximately $900,000 land and a building in Lake Helen, Florida, for use as its corporate headquarters. Modifications to improve the property's usefulness to the Company have begun and are expected to raise the investment to approximately $1,025,000. The Company has received a loan commitment for a mortgage not to exceed $800,000 after completion of the improvements.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         INTERIM FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

RESULTS OF OPERATIONS

    The Company incurred a loss of $319,497 for the three months ended September 30, 1996 and $237,008 for the nine months so ended. The most significant factors affecting the Company's results of operations in the most recent three and nine month periods are the postponement of shipment of four directories comprising approximately $660,000 in revenues, increases in the Company's reserves for bad debt, and an increase in costs related to the Company's growth in staff. These factors are described more fully below.

    Total revenues for the three and nine month periods ended September 30, 1996 were $441,574 and $2,312,806, respectively, compared to $372,104 and $964,052 for the same periods in 1995. This represents a 19% and 140% increase in revenues from 1995 to 1996 for the three and nine month periods, respectively. In the three and nine month periods ended September 30, 1996 the Company published 9 and 36 directories, respectively, compared to 8 and 20 for the same periods in 1995. During the most recent quarter, there were four directories for which the advertising sections had been printed and for which the Company had substantially completed its work for the front sections containing the bar association information but, because of delays in the associations' proofing of those sections, the directories were not completed at September 30, 1996. As a result, the Company was unable to recognize approximately $660,000 in revenues in the most recent quarter. All four of those directories have been shipped since September 30, 1996. Costs associated with these directories approximated $220,000, of which approximately $100,000 was materials, printing, and other production-related expenses and approximately $120,000 was salaries, commissions and other operating costs. There can be no assurances that the Company will not again experience this problem in future periods.
    For the three and nine months ended September 30, 1996 salaries and commissions were 101% and 49% of revenues as compared to 48% and 46% for the same period a year earlier. Had the Company been able to recognize revenues on the four directories described above, salaries and commissions would have increased $83,729 for the most recent quarter and would have been 48% of the higher revenues, which is proportionate to sales in other periods discussed above, but higher than in the first two quarters of 1996. The Company believes it may be able to improve sales and in-house production efficiencies through certain industry-specific computer-based systems and is currently evaluating investments in such.
    The Company's costs to print directories, which includes primarily materials, printing, and binding, was approximately 22% of revenues for the most recent quarter and 16% for the nine months ended September 30 of this year. These costs were 12% for the same periods a year earlier and 14% for the six months ended June 30, 1996. Five of the 9 directories published in the most recent quarter had costs in excess of 14%. On some directories the Company had to curtail sales of advertising in order to meet deadlines, thereby curtailing the revenues; therefore, the ratio of advertising revenues to the relatively fixed production costs was adversely impacted. Also in order to meet deadlines, the Company had to contract some of the production to sources which had the productive capacity but which were more expensive. The Company outsources all of its film, printing, and binding work. It is likely that materials and printing will be higher as a percentage of revenues in the last quarter than in the first six months of 1996.
    Operating costs other than materials and printing, salaries and commissions, and depreciation increased to $442,123 (100% of revenues) for the three months ended September 30, 1996 from $53,621 (14% of revenues) for the same period in 1995. As with salaries and commissions, the postponement of shipment of four directories as described above caused operating costs as defined above to be extremely high as a percentage of revenues. Had the Company completed shipment of the four directories, these operating costs would have increased approximately $30,000 and would have been approximately 43% of the higher revenues; while this is much lower than the 100% cited above, it still is much higher than it was in prior periods. Also significant in the increase in these operating costs were adjustments to the

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

Company's estimates for bad debt allowances and its recognition of pre-payment discounts taken. During the most recent quarter, the Company discovered that the computer-based custom database system upon which the Company has relied for tracking sales and receivables had included as part of the receivables total $48,495 in pre-payment discounts earned and taken. Of this amount, $6,807 belonged in the most recent quarter and the remaining $41,288 related to prior periods. The Company also discovered $136,008 of pre-payment discounts taken which were unearned, which had been reported as part of the receivables total, and which did not appear as due on an account-by-account basis by the computer-based custom database system. Management considers that the unearned discounts are owed to the Company and is currently evaluating it options regarding the collection of these amounts owed. Due to the aging of many of these accounts and because management believes that enforcing collection at this time may result in a reduction of future renewal revenues significantly in excess of the potential cash receipts, the Company has provided for a full reserve of these amounts at this time. The database system had also reported certain other amounts as a part of the total receivable when, in fact, the amounts were not collectible. Primarily for the reasons cited above, the Company increased its allowance for doubtful accounts and operating costs as defined above included bad debt expense of $136,537 for the most recent quarter; this is 31% of the total of these operating costs for the period. This discovery has caused the Company to decide to amend its Form 10-QSB for the period ended June 30, 1996. The Company believes all adjustments necessary are being made in this quarterly report and the amended report for the quarter ended June 30, 1996. In response to these matters, the Company has implemented a number of actions to detect unearned discounts and problem receivables much earlier so that timely corrective action can be taken to reduce future reserve requirements.
    For the nine months ended September 30 other operating costs as defined above increased to $1,067,617 (46% of revenues) in 1996 from $161,520 (17% of revenues) in 1995. Significant factors affecting the most recent nine months include the postponement of shipment of the four directories discussed above and the adjustments relating to the pre-payment discounts and allowance for doubtful accounts discussed above. Another significant factor is the Company's growth in staff. Since the Company's initial public offering in May of this year, the Company has been on an aggressive growth plan.
Employment has increased to approximately 130 people at November 9 from approximately 60 at May 31, 1996; over half of the Company's employees are engaged in sales of advertising for the Company's publications. In early
July of this year the Company opened a new sales office in Orlando, Florida, and in September it purchased land and a 21,500 square foot building in Lake Helen, Florida; the building was sold as a result of a bankruptcy and is approximately three times the square footage of the Company's current facilities in Deltona, Florida. The Company has moved a portion of its operations in Deltona to the Lake Helen facility and plans to move the balance in late November.
    Many of the costs which the Company is incurring and will incur later this year will not result in an immediately proportionate growth in revenue. This is due to the time between the expenditure and the recognition of revenues from publications advertising which results from that expenditure. For example, there is a delay of several months between the time a salesperson is hired and any sales of advertising by that person will be recognized as revenue upon the shipment of a directory containing that advertising. Therefore, expenses as a percentage of revenues are expected to be somewhat higher in the last half of 1996 as the Company continues its expansion. The Company may incur a loss for the year ended December 31, 1996.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

    For the nine months ended September 30, 1996 the Company incurred interest expense of $89,472; of this amount, $82,710 was related to bridge financing prior to the Company's initial public offering. The Company earned $91,675 in interest income during the most recent nine month period, primarily on treasury securities purchased with proceeds from the public offering.
    The Company may incur a loss for the year ended December 31, 1996.
Results of operations for the quarter then ended are uncertain, notwithstanding the contribution of the four dirctories postponed from the most recent quarter. The last quarter of 1996 will again be affected by proofing turn-around times by the bar associations, limited selling times due to publication deadlines, and the impact of holiday schedules upon the production capacity of the Company's third-party printers and other suppliers. The Company maintains a strong backlog of contracts and, in fact, this strong backlog contributes to the Company's difficulty in increasing revenues per directory due to scheduled deadlines.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operations was $26,128 for the nine months ended September 30, 1996 compared to $391,149 provided by operations for the same period a year earlier. The most significant reason for the decrease in cash provided from operations in 1996 from 1995 was the operating loss for reasons described above. Deferred revenue, which represents amounts received from advertisers prior to shipment of the related directories, increased $120,924 from $270,257 at December 31, 1995 to $391,181 at September 30, 1996. This was primarily the result of four directories which were subtantially complete but unable to be shipped at September 30, 1996. Directories in progress, which represents costs accumulated for directories unpublished at the end of the period, increased $38,691 from $87,618 at December 31, 1995 to $126,309 at September 30, 1996 for
the same reason.
    At September 30, 1996 the Company had investments of approximately $3,540,000 in U.S. Treasury securities and approximately $127,000 in cash and cash equivalents; the Company had no debt. During September, the Company closed on the purchase of land and a building and, as of September 30, had a total of approximately $900,000 invested in the property. The Company has modifications to the interior of the building under progress and later this year plans to convert some of the land to additional parking area. These additional improvements are expected to bring the investment in the property to approximately $1,025,000. The Company has received a loan commitment for a mortgage not to exceed $800,000 after completion of the improvements.
    During the nine months ended September 30, 1996 the Company distributed the 1995 S Corporation earnings of $447,178 to shareholders as of December 31, 1995.
    The Company has no commitments at this time to acquire a material amount of capital assets other than the improvements to the land and building discussed above.
    Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


FORWARD-LOOKING STATEMENTS

    The statements made above relating to the Company ability to improve sales and in-house production efficiencies through industry-specific computer-based systems, anticipated materials and printing costs for the balance of 1996, the increase in anticipated expenses as a percentage of revenues, the Company's results of operations for the quarter and year ended December 31, 1996 and the securing of mortgage financing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) the Company's ability to find a suitable computer-based system; (2) the Company's ability to successfully install and implement a computer-based system; (3) unanticipated increases in third-party printing costs as a result of increases in labor or paper costs; (4) the Company's ability to continue to sell sufficient advertising per directory published in order to maintain the same percentages of materials and printing costs to directory revenues; (5) unplanned postponement of the shipment of directories due to factors over which the Company has no control; (6) unanticipated changes in the financial markets, contract issues, or environmental concerns that affect mortgage financing; and (7) unanticipated cancellation by bar associations of existing contracts to publish directories.

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996


                             PART II - OTHER INFORMATION


ITEM 5.  Other Information

    Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

    a.  Exhibits

             1.  Exhibit 11 - Statement re computation of per share earnings

             2.  Exhibit 27 - Financial Data Schedule

     b. No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                           THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1996



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 19, 1996 by the undersigned, thereunto duly authorized.


THE PUBLISHING COMPANY OF NORTH AMERICA, INC.



                             /s/ Peter S. Balise
                             ----------------------------------
                             President (Chief Executive Officer)


                             /s/ James M. Koller
                             ----------------------------------
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)