Form 10QSB/A
period 1996-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1996-12-30
CIK 1010615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                 FORM 10-QSB/A



         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.


                 For the quarterly period ended June 30, 1996


                         Commission File No.  0-27994
                                            ----------

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
       (Exact name of small business issuer as specified in its charter)


                  FLORIDA                                 59-3203301
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification Number)


                            186 N. INDUSTRIAL DRIVE
                          LAKE HELEN, FL  32744-0280
                                 904-228-1000
                         (Address and telephone number
                         of principal executive offices)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                X    Yes             No
                              ----             ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                               Outstanding at December 26, 1996
---------------------------                --------------------------------
Common Stock:  no par value                            4,105,000


Transitional Small Business Disclosure Format (check one):     Yes    X  No
                                                           ---       ---

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


                                     INDEX

                                                                           Page
                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          Balance Sheets as of June 30, 1996 (unaudited)
          and December 31, 1995                                              2

          Statements of Income for the three and six months
          ended June 30, 1996 and 1995 (unaudited)                           3

          Statements of Cash Flows for the six months ended
          June 30, 1996 and 1995 (unaudited)                             4 - 5

          Notes to unaudited interim financial statements                6 - 8

ITEM 2.  Management's Discussion and Analysis of Interim Financial
          Condition and Results of Operations                           8 - 12


                          PART II - OTHER INFORMATION


ITEM 5.  Other Information                                                  13

ITEM 6.  Exhibits and Reports on Form 8-K

          Exhibit 11 - Statement re computation of per share earnings

          Exhibit 27 - Financial data schedule

                           THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                         BALANCE SHEETS

                                                     December 31,      June 30,
                                                             1995          1996
                                                     ------------  ------------
ASSETS                                                              (Unaudited)
Current assets:
 Cash and cash equivalents                               $286,023    $1,044,987
 Investments in U.S. Treasury securities                      ---     4,027,244
 Accounts receivable, less allowance for doubtful
   accounts of $37,755 at December 31, 1995,
   and $243,951 at June 30, 1996                          317,012       456,592
 Securites available-for-sale                              16,500        14,500
 Directories in progress                                   87,618        26,133
 Other current assets                                      16,747        22,260
                                                     ------------  ------------
Total current assets                                      723,900     5,591,716

Property and equipment, net                               169,200       249,772

Other assets                                                  ---        23,544
                                                     ------------  ------------
Total assets                                             $893,100    $5,865,032
                                                     ------------  ------------
                                                     ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $73,085      $157,547
 Accrued expenses                                             ---        83,023
 Deferred revenue                                         270,257        83,110
 Income taxes payable                                         ---        28,944
 Deferred income taxes                                        ---        59,525
                                                     ------------  ------------
Total current liabilities                                 343,342       412,149

Promissory notes to shareholders,
 including accrued interest                                   ---       274,599
Deferred income taxes                                         ---        19,000

Shareholders' equity:
 Common shares, no par value:  15,000,000 shares
 authorized; 2,925,000 issued and outstanding at
 December 31, 1995; 4,105,000 issued and outstanding
 at June 30, 1996                                             100     5,096,315
 Unrealized loss on available-for-sale securities         (17,520)      (19,520)
 Retained earnings                                        567,178        82,489
                                                     ------------  ------------
Total shareholders' equity                                549,758     5,159,284
                                                     ------------  ------------
Total liabilities and shareholders' equity               $893,100    $5,865,032
                                                     ------------  ------------
                                                     ------------  ------------

                                   SEE ACCOMPANYING NOTES.

                       THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                  STATEMENTS OF INCOME
                                       (unaudited)


                                              Three months ended         Six months ended
                                                   June 30                    June 30
                                            ----------------------    -----------------------
                                              1995         1996         1995          1996
                                            --------     ---------    --------     ----------
Net sales                                   $502,714     $925,950     $591,948     $1,871,232

Cost and expenses:
 Salaries and commissions                    182,866      371,961      264,944        684,576
 Materials and printing                       66,278      136,860       77,169        263,944
 Depreciation                                  8,415       18,473       12,964         35,409
 Other operating costs                        63,336      371,183      107,899        625,495
                                           ---------    ---------    ---------     ----------
                                             320,895      898,477      462,976      1,609,424
                                           ---------    ---------    ---------     ----------
Income from operations                       181,819       27,473      128,972        261,808

Other income (expense)
 Interest expense                                ---      (37,763)         ---        (57,338)
 Other                                           806          (89)       1,886          6,488
                                           ---------    ---------    ---------     ----------
Income (loss) before provision
 for income taxes                            182,625      (10,379)     130,858        210,958
Provision for income taxes                       ---       (2,931)         ---        128,469
                                           ---------    ---------    ---------     ----------
Net income (loss)                           $182,625      $(7,448)    $130,858        $82,489
                                           ---------    ---------    ---------     ----------
                                           ---------    ---------    ---------     ----------
Net income (loss) per share                      ---        $0.00          ---          $0.03
                                           ---------    ---------    ---------     ----------
                                           ---------    ---------    ---------     ----------
Shares used in computation of
 net income (loss) per share                     ---    3,526,022          ---      3,242,055
                                           ---------    ---------    ---------     ----------
                                           ---------    ---------    ---------     ----------

Pro forma data:
 Net income (loss) before
   provision for income taxes               $182,625     $(10,379)    $130,858       $210,958
 Pro forma provision for
   income taxes                               68,833       (2,931)      49,353         80,359
                                           ---------    ---------    ---------     ----------
 Pro forma net income (loss)                $113,792      $(7,448)     $81,505       $130,599
                                           ---------    ---------    ---------     ----------
                                           ---------    ---------    ---------     ----------
Pro forma net income (loss) per share          $0.04        $0.00        $0.03          $0.04
                                           ---------    ---------    ---------     ----------
                                           ---------    ---------    ---------     ----------
Shares used in computation of pro
 forma net income (loss) per share         2,955,000    3,526,022    2,955,000      3,242,055
                                           ---------    ---------    ---------     ----------
                                           ---------    ---------    ---------     ----------


                                       SEE ACCOMPANYING NOTES.

                            THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                     STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                  Six Months ended June 30
                                                                    1995            1996
                                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  130,858    $    82,489
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation                                                       12,964         35,409
 Bad debt expense                                                   23,726        212,658
 Provision for deferred income taxes                                   ---         78,525
 Exchange of advertising for machinery & equipment                  (3,990)       (11,938)
 Accretion of bridge notes                                             ---         77,778
 Interest accrued on promissory notes to shareholders                  ---          6,292
 Interest accrued on U.S. Treasury securities                          ---        (15,381)
 Increase in accounts receivable                                   (34,811)      (335,776)
 (Increase) decrease in directories in progress                    (41,034)        61,485
 (Increase) decrease in other assets                                10,525        (29,057)
 Increase in accounts payable                                       12,335         84,462
 Increase in accrued expenses                                          ---         83,023
 Increase (decrease) in deferred revenue                           122,489       (187,147)
 Increase in income taxes payable                                      ---         28,944
                                                                ----------    -----------
Net cash provided by operating activities                          233,062        171,766


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available-for-sale                        (67,860)           ---
 Purchases of U.S. Treasury securities                                 ---     (4,011,863)
 Purchases of property and equipment                               (28,006)      (120,505)
                                                                ----------    -----------
Net cash used in investing activities                              (95,866)    (4,132,368)


CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of shareholder advances                                 (13,610)           ---
 Distributions to shareholders                                     (48,004)      (178,871)
 Net proceeds from initial public offering of common shares            ---      4,898,437
                                                                ----------    -----------
Net cash (used in) provided by financing activities                (61,614)     4,719,566


Net increase in cash and cash equivalents                           75,582        758,964
Cash and cash equivalents at beginning of period                    15,524        286,023
                                                                ----------    -----------
Cash and cash equivalents at end of period                      $   91,106    $ 1,044,987
                                                                ----------    -----------
                                                                ----------    -----------

                                         SEE ACCOMPANYING NOTES.

                            THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                  Six Months ended June 30
                                                                     1995          1996
                                                                ----------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Exchange of advertising for supplies                              $  8,032     $      ---
                                                                ----------------------------
                                                                ----------------------------

Interest paid                                                     $    ---     $    4,932
                                                                ----------------------------
                                                                ----------------------------

Income taxes paid                                                 $    ---     $   21,000
                                                                ----------------------------
                                                                ----------------------------

Distribution to shareholders in exchange for promissory notes     $    ---     $  268,307
                                                                ----------------------------
                                                                ----------------------------





                                      SEE ACCOMPANYING NOTES.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


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

     As of June 30, 1996 retained earnings of $120,000 were re-classified as paid-in capital in order to accurately state the amount of paid-in capital.

2.  CASH AND CASH EQUIVALENTS

     The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories. Late in the quarter ended September 30, 1996 the Company discovered that the computer-based custom database system upon which the Company has relied for tracking sales and receivables had included as part of the receivables total at June 30, 1996 approximately $42,000 in pre-payment discounts earned and taken. Of this amount, approximately $8,000 belonged in the most recent quarter, $13,000 belonged in the immediately preceding quarter, and the remaining $21,000 related to the prior year. The Company also discovered $126,000 of pre-payment discounts taken which were unearned, which had been reported as part of the receivables total, and which did not appear as due on an account-by-account basis by the computer-based custom database system. Management considered that the unearned discounts were owed to the Company and considered its options regarding the pursuit of collection of those monies. Due to the aging of many of these accounts and because management believes that enforcing collection at this time may result in a reduction of future renewal revenues significantly in excess of the potential cash receipts, the Company has provided for a full reserve of these amounts at June 30, 1996. This discovery is the reason the Company decided to file this Form 10-QSB/A for the period ended June 30, 1996. The Company believes all adjustments necessary are being made in this amended quarterly report and the report filed on November 19 for the quarter ended September 30, 1996. Also, the Company reviewed the aging of all accounts receivable at June 30, 1996 and concluded that an additional allowance of $70,000 should be provided. Of this amount, $48,000 related to the quarter ended June 30, 1996 and $22,000 related to the quarter ended March 31, 1996.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

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

8.  SUBSEQUENT EVENTS

     In September, 1996 the Company purchased for approximately $900,000 land and a building in Lake Helen, Florida, for use as its corporate headquarters. Modifications to improve the property's usefulness to the Company are expected to raise the investment to approximately $1,025,000. The Company has received a loan commitment and is scheduled to close on a mortgage not to exceed $800,000 in December, 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          INTERIM FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the three and six month periods ended June 30, 1996 were $925,950 and $1,871,232, respectively, compared to $502,714 and $591,948, respectively, for the same periods in 1995. This represents an 84% and 216% increase in revenues from 1995 to 1996 for the respective three and six month periods. This increase in revenues is a result of several factors.
 In the three and six month periods ended June 30, 1996 the Company published 13 and 27 directories, respectively, compared to 9 and 12 for the same periods in 1995. An increase in the average revenues per directory was a second factor. A third factor was the 1996 revenues from the publication of a bar association newsletter and the Company's Internet operations, neither of which had revenues in 1995.

     For the three and six months ended June 30, 1996 salaries and commissions were 40% and 37% of revenues as compared to 36% and 45% for the same periods a year earlier. In early July of this year, the Company opened a sales office in Orlando, Florida. Since nearly all employees in that office are new

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

hires, the revenues produced by these new hires is initially lower and the ratio of salary expense to revenues may be expected to be negatively impacted in the latter half of 1996. The addition of this sales office is considered necessary for the Company to be able to adequately sell advertising for an increasing number of directories which the Company expects to publish. The Company believes it may be able to improve sales and in-house production efficiencies through certain industry-specific computer-based systems and is currently evaluating investments in such.

     The Company's costs to print directories, which includes primarily materials, printing, and binding, were 13% of revenues in the three and six month periods ended June 30, 1995. For the same respective periods in 1996, these costs rose to 15% and 14%. In order to meet publication deadlines during the second half of 1996, the Company has had to contract some of the production to sources which had the productive capacity but which were more expensive. The Company expects that materials and printing costs for the balance of 1996 will be higher than 1995's level of 13% of directory revenues.

     Operating costs other than materials and printing, salaries and commissions, and depreciation increased to $371,183 (40% of revenues) for the three months ended June 30, 1996 from $63,336 (13% of revenues) for the same period in 1995. The most significant factor in the increase in these operating costs were adjustments to the Company's estimates for bad debt allowances and its recognition of pre-payment discounts taken. During the quarter ended September 30, 1996 the Company discovered that the computer-based custom database system upon which the Company has relied for tracking sales and receivables had included as part of the receivables total at June 30, 1996 approximately $42,000 in pre-payment discounts earned and taken. Of this amount, approximately $8,000 belonged in the quarter ended June 30, 1996 and the remaining $34,000 related to prior periods. The Company also discovered $126,000 of pre-payment discounts taken which were unearned, which had been reported as part of the receivables total, and which did not appear as due on an account-by-account basis by the computer-based custom database system. While management considers that the unearned discounts are owed to the Company, due to the aging of many of these accounts and because management believes that enforcing collection at this time may result in a reduction of future renewal revenues significantly in excess of the potential cash receipts, the Company has provided for a full reserve of these amounts at this time. Primarily for the reasons cited above, the Company increased its allowance for doubtful accounts. Operating costs as defined above included bad debt expense of $154,000 for the most recent quarter; this is 41% of the total of these operating costs for the period. This discovery is the reason the Company decided to amend this Form 10-QSB for the period ended June 30, 1996. The Company believes all adjustments necessary are being made in this amended quarterly report and the report filed on November 19 for the quarter ended September 30, 1996. In response to these matters, the Company has implemented a number of actions to detect unearned discounts and problem receivables much earlier so that timely corrective action can be taken to reduce future reserve requirements.

     Many of the costs which the Company has incurred and will incur in the second half of this year will not result in an immediately proportionate growth in revenue. This is due to the time between the expenditure and the recognition of revenues from publications advertising which results from that expenditure. There is a minimum of several months, for example, between the time a salesperson is hired and any sales of advertising by that person will be recognized as revenue upon the shipment of a directory containing that advertising.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

     During the second half of 1996, there generally has been a decrease in the time between the commencement of advertising sales and the date of publication. The primary factors which have caused this are an increasing backlog in the number of directories to be published, the publication dates which are sometimes mandated by a bar association, and the Company's desire to realize growth in revenues through an increase in the number of directories published. When the time between the commencement of advertising sales and directory publication is reduced, there often is a trade-off between maximizing the time for the selling of advertising and leaving adequate time to produce the directory by the date scheduled. As a result, the Company has sometimes curtailed revenues for a directory in the interest of meeting the publication date; in these cases, the relatively fixed production costs are higher as a percentage of the curtailed revenues.

     Another factor which has affected the Company's expenses when expressed as a percentage of revenues is the negative impact upon revenues when a publication dates slip from one reporting period (quarter) into the next. This has happened when a bar association for whatever reason does not complete its submission and proofing of association data in the non-advertising section of the directory on a timely basis; it also has happened when the Company's in-house or outsourced production resources have been unable to meet production times in order to meet intended deadlines. As a result, the Company has found it more difficult in the latter half of 1996 to complete publications in the intended period; accordingly, meeting future revenue objectives on a quarter-by-quarter basis has become more difficult to predict. Whenever future revenues for a quarter are negatively impacted either through curtailment of sales in order to meet deadlines or through being unable to recognize the revenues in the intended period, expenses as a percentage of revenues for that period can be expected to be higher.

     The Company may incur a loss for the year ended December 31, 1996. Results of operations for the quarter then ended are uncertain and will be affected by proofing turn-around times by the bar associations, limited selling times due to publication deadlines, and the impact of holiday schedules upon the production capacity of the Company's third-party printers and other suppliers. The Company maintains a strong backlog of contracts; in fact, this strong backlog contributes to the Company's difficulty in increasing revenues per directory due to scheduled deadlines.

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     Net cash provided by operations was $171,766 for the six months ended June 30, 1996 compared to $233,062 for the same period a year earlier. The most significant reasons for the decrease in 1996 from 1995 was the decrease in deferred revenue and the increase in accounts receivable in 1996 compared to 1995. The decrease in deferred revenue was explained above under Results of Operations. Accounts receivable increased in 1996 due to a higher level of revenues and due to a greater portion of the related shipments occurring late in the period.

     At June 30, 1996 the Company had no debt other than $268,307 of notes payable to existing shareholders for S Corporation earnings not previously declared as dividends during 1995. These notes and accrued interest of $6,763 were paid in July of this year.

     The Company has received a loan commitment and is scheduled to close in December, 1996 on a mortgage not to exceed $800,000 for the land and building which it purchased in September of this year.

     The Company has no commitments at this time to acquire a material amount of capital assets.

     Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

FORWARD-LOOKING STATEMENTS

     The statements made above relating to the increased number of directories which the Company expects to publish, the Company's ability to improve sales and in-house production efficiencies through industry-specific computer-based systems, anticipated materials and printing costs for the balance of 1996, the Company's ability to reduce future reserve requirements for bad debt as a result of actions being taken, the Company's ability to meet publication schedules and plan revenues on a quarterly basis, the increase in anticipated expenses as a percentage of revenues, the Company's results of operations for the quarter and year ended December 31, 1996, and the closing of mortgage financing are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) the Company's ability to find a suitable computer-based system; (2) the Company's ability to successfully install and implement a computer-based system; (3) unanticipated increases in third-party printing costs as a result of increases in labor or paper costs;
(4) the Company's ability to continue to sell sufficient advertising per directory published in order to maintain the same

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


                          PART II - OTHER INFORMATION


ITEM 5.  Other Information

     Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

          1.  Exhibit 11 - Statement re computation of per share earnings

          2.  Exhibit 27 - Financial Data Schedule

      b. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on December 30, 1996 by the undersigned, thereunto duly authorized.

THE PUBLISHING COMPANY OF NORTH AMERICA, INC.



                              /s/ Peter S. Balise
                              -----------------------------------
                              President (Chief Executive Officer)


                              /s/ James M. Koller
                              -----------------------------------
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB/A - JUNE 30, 1996


                                   EXHIBITS


ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

          1.  Exhibit 11 - Statement re computation of per share earnings


                                                                   Three            Six
                                                                  months         months
                                                                   ended          ended
                                                                    June           June
Primary                                                         30, 1996       30, 1996
                                                              ----------     ----------
        Average shares outstanding                             3,513,945      3,236,017
        Net effect of dilutive stock options
          based on the treasury stock method
          using the average market price                          12,077          6,038
                                                              ----------     ----------
        Total                                                  3,526,022      3,242,055
                                                              ----------     ----------
                                                              ----------     ----------
        Net income (loss)                                        $(7,448)       $82,489
                                                              ----------     ----------
                                                              ----------     ----------
        Per share amount                                           $0.00          $0.03
                                                              ----------     ----------
                                                              ----------     ----------


Fully-diluted
        Average shares outstanding                             3,513,945      3,236,017
        Net effect of dilutive stock options
          based on the treasury stock method
          using the market price at end of period                 12,564          6,282
                                                              ----------     ----------
        Total                                                  3,526,509      3,242,299
                                                              ----------     ----------
                                                              ----------     ----------
        Net income (loss)                                        $(7,448)       $82,489
                                                              ----------     ----------
                                                              ----------     ----------
        Per share amount                                           $0.00          $0.03
                                                              ----------     ----------
                                                              ----------     ----------