Form 10KSB40
period 1996-12-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1997-03-31
CIK 1010615

THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB - DECEMBER 31, 1996

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


        [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996.
                                       OR
        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                          Commission File No. 0-27994
                                              -------


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




Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
_X_  Yes     ___  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [X]

The registrant's revenues for its most recent fiscal year, ended December 31, 1996 were $3,332,612.

The aggregate market value of the registrant's voting stock held by non-affiliates, computed by reference to the last sale price per share as of February 28, 1997 was $4,606,636.

There were 4,114,000 shares of the registrant's Common Stock outstanding as of March 14, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1996 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one): ___ Yes    _X_  No

                                      INDEX

                                                                           Page
                                     PART I

Item 1.   Business...........................................................3
Item 2.   Properties.........................................................8
Item 3.   Legal Proceedings..................................................8
Item 4.   Submission of Matters to a Vote of Security Holders................9


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........9
Item 6.   Management's Discussion and Analysis or Plan of Operations........11
Item 7.   Financial Statements..............................................14
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...................................32


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act s.........32
Item 10. Executive Compensation.............................................32
Item 11. Security Ownership of Certain Beneficial Owners and Management.....32
Item 12. Certain Relationships and Related Transactions.....................32
Item 13. Exhibits and Reports on Form 8-K, Index............................33

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         The Company specializes in publishing free membership directories for bar associations nationwide. The Company relies upon the sale of advertising to generate its principal revenues.

         The Company's principal product is the printed publication of city and county bar association directories throughout the continental United States. Most bar association directories contain a complete listing of member attorneys along with their firm names, addresses, telephone numbers and fax numbers. They often also contain court information and specialized local information which attorneys may require during their course of business.

         The Company publishes the majority of it's directories "in-house" . In most cases, the Company assumes all costs of publication, including design, layout, printing and binding of its directories.

         The Company is a Florida corporation which was organized in September 1993. Since inception, the number of print directories published by the Company and its predecessor have increased from one directory in 1993, 16 directories in 1994, 33 directories in 1995 to 46 directories in 1996. The Company's senior management has approximately 20 years of combined experience in publishing print specialty directories. This experience, the high quality of the free print directories published by the Company and the Company's commitment to client service have contributed to the Company's pattern of growth.

         In December 1995, the Company became the publisher of the directory for the National Association of Bar Executives ("NABE") which is affiliated with the American Bar Association. NABE consists of executives from many leading bar associations at the state, county and local levels. NABE members include bar executives nationwide including the bar associations for Atlanta, Boston, Chicago, Dallas, Denver, Detroit, the District of Columbia, Houston, Los Angeles, New Orleans, New York, Philadelphia, San Francisco and St. Louis. As the publisher of the NABE directory, the Company believes that it has an important competitive advantage in the marketing of bar directories to NABE members.

PRINT DIRECTORIES

  Industry Overview

         The market for specialty publishing is rapidly growing due in part to the ever increasing need of businesses for specialized information. According to an industry source, 221 companies produced 300 databases worldwide in 1979; in 1993, a total of 2,221 companies produced 5,210 databases. As a result of this need for information, many publishers have oriented their business toward specialty publishing.

         The specialty publishing market is diverse, consisting of trade journals, newsletters, directories and magazines aimed at specific target markets such as computer users, sports fans, women or men, gun collectors, etc. Print directories, including association directories and yellow page directories, are just one part of the specialty publishing market. Advertisers are increasingly seeking ways to channel their advertising dollars toward specific target markets. Specialty publications, including the Company's bar association directories, offer advertisers the opportunity to advertise their products and services to these select markets.

  Legal Specialty Market

         Bar directories have long been an important segment of the legal publishing industry. Legal directories are often used by attorneys and their staffs. Nationwide legal directories, such as the Martindale-Hubbell Law Directory ("Martindale-Hubbell"), can assist in searching for attorneys nationwide with specific credentials and expertise.

         The majority of attorneys work for smaller law firms or government agencies which generally lack the substantial support staffs typically found in large law firms and corporations. These attorneys may rely on the information contained in their bar association directories. In the course of their profession, lawyers are required to frequently communicate with other lawyers. Therefore, bar directories meet a need of attorneys. From a lawyer's perspective, a bar directory contains a convenient listing of names, addresses and telephone numbers and often, facsimile numbers of co-counsel, opposing counsel, local courts and judges. Since a bar association directory is often used, the advertising contained in those directories is intended to reach its targeted audience on a regular basis.

THE COMPANY'S BAR DIRECTORIES

         The Company provides directories to individual bar associations nationwide which distribute the directories to member attorneys. The Company derives its principal revenues from the sale of yellow page advertising located after the listing of association members. Advertisers are usually local merchants marketing their goods and services to lawyers in the communities served by the bar association. Participating advertisers include title companies, court reporters, accountants, and office supply companies. Additionally, the Company markets to many attorneys the option of having their own specialty listings in their local directory. These listings are contained in bar directories published by the Company and provide a convenient source of referrals for attorneys who need assistance in a given area of the law for their clients.

         The Company targets bar associations with enough members within a localized area so that the potential advertising revenue is expected to exceed direct and indirect publishing costs. In order to do so, the Company researches the demographics of each bar association and the local community. The Company's target market consists of all bar associations with approximately 300 or more members although it has published directories for smaller bar associations. In targeting bar associations, the Company uses area demographics including the local yellow pages and other local publications to determine if the number of potential advertisers which meet its criteria exist in the community.

         The Company is concentrating its efforts on obtaining multiyear contracts to publish additional bar directories. Once it targets a bar association for publication of its directory, the Company uses referrals from other clients to assist in obtaining an agreement to publish that directory. As the Company has expanded its operations, management has developed business relationships with bar association executives throughout the country. In addition, the Company uses its published bar directories and letters from satisfied bar associations as marketing tools to show prospective new clients.

Publication of Directories

         The Company publishes bar directories at no cost to most bar associations. The Company's no-cost approach means that it will publish a directory, assuming all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to the Company.

         The publication of bar directories by the Company involves a number of stages. First the Company must obtain a contract to publish a directory from a bar association as described above. Once an agreement to publish is reached, the Company's in-house sales staff solicits advertisements from local businesses which provide goods and services to attorneys in the bar association's community. At the same time, the Company markets specialty listings to bar association members which generates additional revenues. A draft of all advertisements for the directory is submitted to the bar association which can reject any advertisements which do not meet its standards. In most directories, the Company has not experienced a rejection of a proposed advertisement.

         As part of the publication process, the association provides the Company with a complete database of membership information and other general information, such as court listings, which the association wants to include in the directory. Many of the directories published by the Company are pictorial. In these instances, the Company assists the association in arranging for photographs of its members using unaffiliated photographers. Most graphics for the directory are prepared by the Company's staff of graphic artists. Once all of the graphics are completed including advertising, the Company produces a draft of the directory, obtains approval from the bar association, and then arranges for printing and binding of the directory by an independent commercial printer. After printing and binding, the directories are shipped by the Company to the bar association which distributes them to its members.

  Clients

         Through December 31, 1996, the Company has published 95 directories, all but a few of which have been for city, county, or area bar associations. During 1996 the Company increased its presence in the city and county bar association markets and entered the state markets with the publication of the New Hampshire Bar Association directory and the signing of agreements to publish directories for the Tennessee Bar Association, the North Carolina Bar Association, the Idaho State
Bar, and the West Virginia State Bar. As the Company has grown, it believes that its emerging national presence has given it the credibility to permit it to market its products and services to other state bar associations.

  Alternative Publishing Method

         In addition to turnkey publishing, bar associations can publish directories themselves. By self-publishing, the bar association staff compiles the information to be included, negotiates with printers and photographers and distributes the directories. Under this method, the association pays all costs. The association can attempt to recoup these costs from either the sale of advertisements or the sale of directories to its members.

NEWSLETTER PROGRAM

         In December 1995, the Company began publishing the Atlanta Lawyer, the monthly newsletter for the Atlanta Bar Association. The Company provides this newsletter to all Atlanta Bar members at no cost. The Company derives its revenues from the sale of advertising contained in the newsletter. The content of the newsletter is provided to the Company by the Atlanta Bar Association and the advertising is solicited by the Company. While the Company still publishes the Atlanta Bar Association's newsletter on a monthly basis, the Company has declined other opportunities to publish such newsletters as the Company believes that its efforts are best focused on directory advertising sales.

  Internet Program

         In 1996, the Company expanded its business to include free electronic publishing on the Internet for certain bar association clients. The Company planned to sell advertising on each bar's web site. After pursuing advertising for these various web sites, the Company decided to cease this activity after determining that the return on its resources was much better for print directories advertising. However, the Company plans to market low cost Internet advertising as an add-on sale to its existing print directory advertisers in the near future. By doing so, the Company intends to post all Internet advertising to a single newly created web site, thus eliminating the need to contract with the bar associations and maintain an Internet web site for each.

SALES AND ADVERTISING

         Revenues generated from the sale of advertising enable the Company to provide its publications free of charge to bar associations. The Company maintains two separate sales offices (Lake Helen, FL and Orlando, FL), each operated by account executives who specialize in selling advertisements by telephone to businesses which supply support services and products to the legal profession as well as to the general public. The Company believes that through its in-house sales team of approximately 74 full-time account executives, it is better able to maintain quality control and establish a reputation for professionalism. The Company's management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that the Company is independent of the bar associations. All new account executives go through a structured 60-day training program.
The Company's account executives are taught not merely how to sell advertising but also about the Company and its goals. In accordance with the Company's structured goal-oriented philosophy, each account executive works with the sales manager and each month prepares a goal sheet detailing realistic monthly and daily sales goals.

         All agreements with bar associations provide that each association has the right to reject any advertising that is not consistent with its guidelines. Advertising is contained in a section entitled "Attorney Support Services" and follows a "yellow page" format in print directories and newsletters.

         Advertising sales are assisted by a letter of introduction from the bar association noting that the Company is publishing the directory and stating how many attorneys and judges will receive the directory. Like other forms of print advertising including newspaper and yellow pages, the Company offers a variety of possible advertisements including inside front cover pages, full and partial pages, business card listings, and simple classified line listings. The Company requires a 50% deposit upon approval by the advertiser of a proof and the balance is payable upon publication. A 10% discount is offered in exchange for full payment upon approval of a proof.

         The Company markets its sale of specialty listings by direct mail and advertising in bar newsletters. It does not engage in telephone solicitation of attorneys.

PRINTING

         The Company is not engaged in the printing of its bar directories and newsletters but subcontracts this work to independent printing companies. The Company believes that there is an ample supply of independent printers willing to perform quality printing services for the Company and that it will not be materially adversely affected by subcontracting its printing services. In doing so, the Company believes that it avoids the need to invest substantial sums of capital in printing and binding equipment and has more flexibility to meet its clients' specialized needs.

BACKLOG

         The Company's backlog consists of advertising agreements for directories and newsletters which have not been published. As of March 1, 1997, the Company's backlog was approximately $2,100,000 as compared to approximately $1,159,000 a year earlier and $620,000 on March 1, 1995. Since the Company recognizes revenues when it ships its print bar directories and newsletters, it anticipates that all of the March 1, 1997 backlog will be recognized as revenues during the current fiscal year.

SIGNIFICANT CLIENTS

         Although the Company does not derive its revenues directly from bar associations, advertising sales from the publication of one bar directory accounted for 19% of the Company's revenues in fiscal 1995, while another directory accounted for 11%. In 1996, advertising sales from the publication of one bar directory accounted for 15% of the Company's revenues. The Company will not receive any revenues during the current fiscal year from the directory published by one of these bar associations due to that association's policy of publishing its directory every three years. Because of the Company's increasing backlog, the Company does not expect to be materially adversely affected by the absence of revenues from this bar association's directory. See "Business--The Company's Bar Directories."

COMPETITION

         There are two levels of competition within the Company's business. The Company competes in obtaining agreements with bar associations to publish its directory. Once the Company has contracts to publish, it faces substantial competition in the sale of advertising.

         There are three primary competitive factors which affect the Company's business--cost, service and product quality. The Company believes its principle competitive advantage is its ability to offer products and services at no cost to professional associations.

         As the publisher of the National Association of Bar Executives ("NABE") directory, the Company perceives that it has an additional competitive advantage in the marketing of bar directories to NABE members. Individually, NABE's members generally are in a position to play an important role in the selection of local directory publishers. Each NABE member receives a NABE directory published by the Company which gives the Company increased visibility to these bar association executives.

  Print Directories

         The print bar directory market is highly segmented and localized. Other than Martindale-Hubbell, few competitors focus exclusively on legal directories. Martindale-Hubbell is a national directory consisting of a set of 25 large hardcover volumes. The set costs $745 per year and cannot be purchased for a particular geographic area. However, on a national scale, Martindale-Hubbell is the pre-eminent name in the print bar directory business.

         For print directories covering a limited geographical area, the Company's principal competitor is believed to be Legal Directories Publishing Company ("LDP"), a privately-held company located in Dallas, Texas. LDP publishes state bar directories which it sells directly to attorneys and others who have a need for a state bar directory. LDP is believed to have significantly larger revenues than the Company.

         Other competitors include Elson-Alexandre, an affiliate of Western Photography Services, Inc. located in Buena Vista, California. Elson-Alexandre is primarily a portrait photographer and publishes the directories as an adjunct to its core business which is the sale of photographic packages.

  Advertising Competition

         The Company competes with all forms of media which sell advertising--yellow pages, alternative yellow pages, specialty magazines, newspapers and television, among others.

         There are no significant barriers to entry by competitors. Since these potential competitors can enter the Company's business without substantial capital investment or industry experience, the Company is seeking to protect its competitive position through its co-operative payment program. See "Business--Competition", and "Business--Future Business Strategy."

FUTURE BUSINESS STRATEGY

         The Company's overall marketing strategy is to increase its base of legal directories published nationwide. The Company also believes that the fragmented nature of the specialty publishing industry creates favorable acquisition opportunities.

EMPLOYEES

         At December 31, 1996 the Company had 124 full-time and seven independent contractors, including its executive officers. The Company's staff is divided into 24 people in administration, 74 account executives in sales and marketing, 10 graphic artists, 5 production assistants and 11 customer service representatives. None of the Company's employees or independent contractors are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees and contractors is excellent. The Company believes that the future success of the Company is dependent to a significant degree on its ability to retain existing employees and to attract and train additional skilled personnel.

ITEM 2.   PROPERTIES

         The Company's corporate headquarters occupy approximately 21,500 square feet in a seven-year-old two-story concrete building located at 186 North Industrial Park Drive, Lake Helen, Florida, 32744. The Company purchased the building and approximately three acres of land for approximately $900,000 in September of 1996; modifications to enhance the property's usefulness to the Company increased the investment to approximately $989,000 at December 31, 1996. In December, 1996 the Company closed on an $800,000 mortgage on the property. See Note 6 to "Notes to Financial Statements." Prior to its current corporate headquarter facilities, the Company leased approximately 7,100 square feet in Deltona, Florida.

         In July, 1996, in addition to its corporate headquarters the Company opened a sales office location in Orlando, Florida. The Company leased 7,245 square feet under a noncancellable operating lease which expires in 1999 and which may be renewed by the Company for consecutive one-year increments until 2002. Approximate future minimum lease payments due in 1997 are $99,275. See
Note 5 to "Notes to Financial Statements."

         Management considers that it may open one or more additional sales offices during 1997 as the Company's contract base may mandate.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings either by or against it, nor is the Company aware of any pending legal proceedings at the time of this Report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Prices of Securities

         The Company's common stock began trading on the NASDAQ National Market System on May 17, 1996 under the symbol PCNA. The following table sets forth the prices as reported to the Company by NASDAQ for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    High             Low
                                    ------           ------
1996     Second Quarter             7 1/2            6
         Third Quarter              7 1/8            4 3/4
         Fourth Quarter             5 1/8            2

         As of December 31, 1996, there were approximately 700 beneficial holders of the Company's common stock.

         The Company did not pay dividends on its common stock in 1996 and it does not anticipate paying any dividends thereon in the foreseeable future; rather, it intends to retain any future earnings to finance the development and expansion of its business.

 Sales of Unregistered Securities within the Last Three years

         During the past three years, the following persons and entities acquired shares of Common Stock and other securities from the Company as set forth in the table below:

                                  Class of          Amount of
                       Date       Securities     Securities Sold   Consideration
                       -------    ------------   ---------------   -------------
Peter S. Balise        3/8/96     Bridge Note            $50,000         $50,000
                                  Common Stock             5,000

Matt Butler            3/8/96     Bridge Note            $50,000         $50,000
                                  Common Stock             5,000

Michael D. and
  Beth J. Harris       3/8/96     Bridge Note            $25,000         $25,000
                                  Common Stock             2,500

James M. Koller        3/8/96     Bridge Note            $25,000         $25,000
                                  Common Stock                             2,500

John D. McKey, Jr.     3/8/96     Bridge Note            $50,000         $50,000
                                                           5,000

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)


                                  Class of          Amount of
                       Date       Securities     Securities Sold   Consideration
                       -------    ------------   ---------------   -------------
Robert Plakon          3/8/96     Bridge Note            $25,000         $25,000
                                  Common Stock             2,500

Ronald Plakon          3/8/96     Bridge Note            $25,000         $25,000
                                  Common Stock             2,500

Stephen E. Strang      3/8/96     Bridge Note            $25,000         $25,000
                                  Common Stock             2,500

Gerald H. Stein        3/8/96     Bridge Note            $25,000         $25,000
                                  Common Stock             2,500

Matt Butler            5/17/96    Common Stock             3,000    Services as
                                                                    a Director

John D. McKey, Jr.     5/17/96    Common Stock             3,000    Services as
                                                                    a Director

Phillip S. Hofmann     11/25/96   Common Stock             3,000    Services as
                                                                    a Director

James M. Koller        1/29/97    Common Stock             5,000         $11,233
                                                                    Employee
                                                                    Compensation

Christopher J.
  Maikisch             1/29/97    Common Stock             1,900          $4,305
                                                                    Employee
                                                                    Compensation

Yellow Magic, Inc.     1/29/97    Common Stock           $10,400         $33,950
                                                                    Purchase of
                                                                    Software

         The Common Stock and Bridge notes listed above were sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4
(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 1996 increased 71% to $3,332,612 from $1,949,266 for the year ended December 31, 1995 primarily due to an increase in the number of directories published. In 1995 the Company published 33 directories with average net revenues of $59,069 per directory. In 1996 the Company published 46 directories with average net revenues of $68,886 per directory. Additionally during 1996, the

Company recognized approximately $160,000 in revenues for the Atlanta Lawyer newsletter and Internet operations; these had no revenues in 1995.

         While revenues rose $1,383,346 from 1995 to 1996, costs rose $2,667,806 and the Company incurred a loss of $691,495 for the year ended December 31, 1996 compared to net income of $580,246 for the year ended December 31, 1995.

         An increase of $1,139,554 in salaries and commissions accounted for the single largest factor in the increase in costs. During 1995, the Company's employment ranged from approximately 18 at the beginning of the year to approximately 43 full-time at year-end; by the end of 1996, the Company was at 124 full-time employees. The Company's increase in staff was primarily in the area of sales for the Orlando sales office in the latter part of the year; approximately 74 of the 124 employees at the end of 1996 were salespeople; an additional 11 were in sales administration and support. The Company added this staff in order to be able to sell advertising for the increased number of directories scheduled for shipment during 1996 and beyond. Advertising contracts booked for print directories totaled approximately $4,100,000 for 1996, compared to approximately $1,900,000 for 1995.

         General and administrative expenses increased $847,783 in 1996 from 1995. The largest single component of these costs was bad debt expense, which increased from $37,730 in 1995 to $422,460 in 1996.
As the Company continues to grow, it has found that the level of uncollectible receivables has also increased. Therefore, the Company revised its allowance for doubtful accounts at December 31, 1996 to 9 1/2% of net sales for amounts owed six months or less relating to directory publications and 20% for amounts owed six months or less relating to newsletter and Internet revenues; in addition, the Company provided a full reserve for amounts owed more than six months, based upon an expectation that a small percentage of these monies will be collected. All amounts owed more than one year are written off. The Company's bad debt expense for 1996 was 12.7% of net revenues, which gives effect to the varying allowances described above. The Company also noted significant increases in legal, outside accounting, and other professional services which primarily are a direct result of the Company's transition from private to public ownership. Those three areas rose from $6,787 in 1995 to $177,674 in 1996; the Company considers that at least $100,000 of the expense in 1996 was attributable to services the Company contracted as a result of being publicly owned.

         Marketing and selling expense increased $299,480 from 1995 to 1996. More than half of this increase was telephone expense which rose 166% to $245,371 in 1996 from $92,095 in 1995. This is directly attributable to the increase in staff noted above, particularly the sales staff, who conduct most of their business over the telephone. Contracted labor relating to selling and marketing activities rose more than $50,000 from 1995 to 1996.

         Materials and printing costs increased to 17% of net sales in 1996 from 13% of sales in 1995. The Company believes that this increase in the ratio of costs to revenues was due to both increases in the costs and decreases in the amount of advertising revenues relative to the costs, which vary little in relationship to the amount of advertising contained. There were a number of advertising sales campaigns for directories shipped in 1996 that were curtailed in order to meet a scheduled ship date. The Company estimates that the materials and printing costs for 1997 will be closer to those for 1996 than for 1995.

         Other income of $27,416 for the year ended December 31, 1996 was comprised of $109,588 of interest and investment income, $89, 654 of interest expense, and $7,482 of other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to a registration statement on Form SB-2 with the Securities and Exchange Commission dated May 17, 1996 the Company's common stock commenced trading on the NASDAQ National Market System under the symbol PCNA. Gross proceeds of $6,325,000 were raised from the sale of 1,150,000 shares at $5.50 per share. Net proceeds to the Company after paying all related costs of the offering were approximately $4,900,000.

     The Company used $300,000 of the proceeds from its initial public offering to repay bridge notes which had been issued earlier in the year in order to provide funds during the pre-offering period. During the year ended December 31, 1996 the Company distributed the 1995 S Corporation earnings of $447,178 to shareholders as of December 31, 1995.

     At December 31, 1996, the Company had $1,760,831 in cash and equivalents and $2,477,500 in U.S. Treasury securities.

         The Company's only debt is an $800,000 mortgage on which it closed December 30, 1996. This mortgage relates to the Company's land and building purchased in September, 1996 for use as its corporate headquarters. At December 31, 1996 the Company's investment in the land and building was approximately $989,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Financial Statements.

         Net cash used in operations was $73,994 for the year ended December 31, 1996 compared to $487,182 provided by operations for the same period a year earlier. The most significant reason for the decrease in cash provided from operations in 1996 from 1995 was the operating loss for reasons described above under Results of Operations. Accounts receivable before the allowance for doubtful accounts increased by $142,017 during the one-year period; however, an increase of $230,032 in the allowance caused net receivables to decrease by $88,015. Directories in progress, which represents estimated costs accumulated for directories unpublished at the end of the period, increased $57,205 during the year ended December 31, 1996, reflecting the increase in the amount of directories in progress at the end of 1996 from that a year earlier. Deferred revenue, which represents amounts received from advertisers prior to shipment of the related directories, increased $190,177 primarily for the same reason. Accrued expenses at December 31, 1996 consist primarily of approximately $94,000 in accrued wages and deferred compensation and $111,000 in various accrued expenses and property and sales taxes.

     In early 1997, the Company purchased a software system designed specifically for its industry for $83,950. Later in 1997 the Company may invest an estimated $175,000 in software and computer hardware for automation of its sales functions. The Company has no commitments at this time to acquire a material amount of capital assets.

     As described in the Company's registration statement on Form SB-2, the Company intends to seek to increase market share through the acquisition of print directory competitors or the rights to certain publishing contracts held by such competitors. As of the date of this filing, the Company has not entered into any agreements, understandings, or commitments relating to any potential acquisition, although discussions with respect to such transactions are being conducted. Such transactions are expected to involve a combination of cash, Company stock, and payments from the future earnings of the acquired operations; the cash requirements for these transactions is not expected to exceed the $1,000,000 identified in the registration statement.

     Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

FORWARD-LOOKING STATEMENTS

         The statements made above relating to the Company's anticipation that all of the March 1, 1997 backlog will be recognized as revenue during the current fiscal year, to the anticipated material and printing costs in 1997 and to the Company's intentions or expectations regarding an increase in market share through the acquisition of print directory competitors or the right to certain publishing contracts held by such competitors are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) unanticipated cancellation by bar associations of existing contracts to publish directories;
(2) unplanned postponement of the shipment of directories due to factors over which the Company has no control; (3) unanticipated changes in third-party printing costs as a result of changes in labor or paper costs; (4) the Company's ability to continue to sell sufficient advertising per directory published in order to maintain the same percentages of materials and printing costs to directory revenues; and (5) the Company's ability to identify, or consummate the acquisition of, or successfully operate, suitable print directory competitors or rights to suitable publishing contracts held by such competitors.

ITEM 7.   FINANCIAL STATEMENTS

                  The Publishing Company of North America, Inc.

                              Financial Statements

                     Years ended December 31, 1996 and 1995




                                    CONTENTS

Report of Independent Certified Public Accountants...........................16

Audited Financial Statements

Balance Sheets...............................................................17
Statements of Operations.....................................................18
Statements of Shareholders' Equity...........................................19
Statements of Cash Flows.....................................................20
Notes to Financial Statements................................................22

               Report of Independent Certified Public Accountants

The Board of Directors
The Publishing Company of North America, Inc.

We have audited the accompanying balance sheets of The Publishing Company of North America, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Publishing Company of North America, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Orlando, Florida
February 21, 1997

                                    The Publishing Company of North America, Inc.

                                                     Balance Sheets

                                                                                             DECEMBER 31
                                                                                        1996            1995
                                                                                -----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $1,760,831        $286,023
   Available-for-sale securities                                                      2,477,500          16,500
   Accounts receivable, less allowance for doubtful accounts of $267,787 and
     $37,755 in 1996 and 1995, respectively                                             228,997         317,012
   Directories in progress                                                              144,823          87,618
   Refundable income taxes                                                               72,068               -
   Other current assets                                                                  17,544          16,747
                                                                                -----------------------------------
Total current assets                                                                  4,701,763         723,900

Property and equipment, net                                                           1,329,783         169,200
Other assets                                                                             66,417               -
                                                                                -----------------------------------
Total assets                                                                         $6,097,963        $893,100
                                                                                ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $     234,334    $     33,318
   Accrued expenses                                                                     205,670          39,767
   Deferred revenue                                                                     460,434         270,257
   Mortgage payable                                                                      48,889               -
                                                                                -----------------------------------
Total current liabilities                                                               949,327         343,342

Mortgage payable after one year                                                         751,111               -
                                                                                -----------------------------------
Total liabilities                                                                     1,700,438         343,342

Commitments and contingencies                                                                -                -

Shareholders' equity:
   Common shares, no par value:
     15,000,000 shares authorized, 4,114,000 and 2,925,000 shares issued and
     outstanding in 1996 and 1995, respectively                                       5,137,565             100
   Unrealized loss on available-for-sale securities                                     (13,024)        (17,520)
   Retained earnings (accumulated deficit)                                             (691,495)        567,178
   Unearned compensation, net                                                           (35,521)              -
                                                                                -----------------------------------
Total shareholders' equity                                                            4,397,525         549,758
                                                                                -----------------------------------
Total liabilities and shareholders' equity                                           $6,097,963        $893,100
                                                                                ===================================

See accompanying notes.


                                      The Publishing Company of North America, Inc.

                                               Statements of Operations

                                                                                     YEAR ENDED DECEMBER 31
                                                                                     1996               1995
                                                                             ------------------ ------------------
Net sales                                                                         $3,332,612         $1,949,266

Cost and expenses:
   Salaries and commissions                                                        1,957,318            817,764
   Materials and printing                                                            573,635            247,978
   Depreciation                                                                       93,055             37,723
   Marketing and selling                                                             406,647            107,167
   General and administrative                                                      1,020,868            173,085
                                                                             ------------------ ------------------
                                                                                   4,051,523          1,383,717
                                                                             ------------------ ------------------
Income (loss) from operations                                                       (718,911)           565,549

Other income                                                                          27,416             14,697
                                                                             ------------------ ------------------
Net income (loss)                                                             $     (691,495)    $      580,246
                                                                             ================== ==================

Net (loss) per share                                                          $         (.19)
                                                                             ==================

Shares used in computation of net (loss) per share                                 3,681,233
                                                                             ==================

Pro forma data (unaudited):
   Income as reported before pro forma provision for income taxes
                                                                                                  $     580,246
   Pro forma provision for income taxes                                                                (218,700)
                                                                                                ------------------
   Pro forma net income                                                                           $     361,546
                                                                                                ==================

Pro forma net income per share                                                                    $         .12
                                                                                                ==================

Shares used in computation of pro forma net income per share                                          2,955,000
                                                                                                ==================



See accompanying notes.


                                     The Publishing Company of North America, Inc.

                                          Statement of Shareholders' Equity

                                                                       RETAINED
                                                                       EARNINGS
                                         COMMON       UNREALIZED     (ACCUMULATED        UNEARNED
                                         STOCK           LOSS          DEFICIT)         COMPENSATION         TOTAL
                                    --------------- --------------- ---------------- ------------------- ---------------
Balance at January 1, 1995            $       100      $       -      $    34,936        $       -        $     35,036
   Unrealized holding loss on
     available-for-sale security                -        (17,520)               -                -             (17,520)
   Shareholder distributions                    -              -          (48,004)               -             (48,004)
   Net income                                   -              -          580,246                -             580,246
                                    --------------- --------------- ---------------- ------------------- ---------------
Balance at December 31, 1995                  100        (17,520)         567,178                -             549,758
   Issuance of common stock             4,976,215              -                -                -           4,976,215
   Shareholder distributions                    -              -         (447,178)               -            (447,178)
   Transfer of undistributed
     earnings                             120,000              -         (120,000)               -                   -
   Unrealized holding gain on
     available-for-sale security                -          4,496                -                -               4,496
   Restricted stock granted                41,250              -                -          (41,250)                  -
   Amortization of unearned
     compensation                               -              -                -            5,729               5,729
   Net loss                                     -              -         (691,495)               -            (691,495)
                                    --------------- --------------- ---------------- ------------------- ---------------
Balance at December 31, 1996           $5,137,565       $(13,024)       $(691,495)        $(35,521)         $4,397,525
                                    =============== =============== ================ =================== ===============



See accompanying notes.


                                      The Publishing Company of North America, Inc.

                                                Statements of Cash Flows

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1996              1995
                                                                              ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $    (691,495)        $580,246
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
     Depreciation                                                                      93,055           37,723
     Amortization of unearned compensation                                              5,729                -
     Bad debt expense                                                                 422,460           48,987
     Exchange of advertising for machinery and equipment                              (12,639)         (11,778)
     Accretion of bridge notes                                                         77,778                -
     (Gain) loss on sale of securities                                                  4,953           (7,713)
     Increase in accounts receivable                                                 (334,444)        (284,604)
     Increase in directories in progress                                              (57,205)         (32,487)
     Increase in refundable income taxes                                              (72,068)               -
     Increase in other assets                                                         (67,214)            (964)
     Increase in accounts payable                                                     201,016           52,085
     Increase in deferred revenue                                                     190,177          105,687
     Increase in accrued expenses                                                     165,903                -
                                                                              ------------------------------------
Net cash provided by (used in) operating activities                                   (73,994)         487,182

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities                                         (4,441,315)         (67,860)
Sales of available-for-sale securities                                              1,979,858           41,553
Purchases of property and equipment                                                (1,241,000)        (128,762)
                                                                              ------------------------------------
Net cash used in investing activities                                              (3,702,457)        (155,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage payable                                                        800,000                -
Proceeds from bridge notes                                                            300,000                -
Repayment of bridge notes                                                            (300,000)               -
Repayment of shareholder advances                                                           -          (13,610)
Shareholder distributions                                                            (178,871)         (48,004)
Repayment of promissory notes to shareholders                                        (268,307)               -
Net proceeds from initial public offering of common shares                          4,898,437                -
                                                                              ------------------------------------
Net cash provided by (used in) financing activities                                 5,251,259          (61,614)
                                                                              ------------------------------------

Net increase in cash and cash equivalents                                           1,474,808          270,499
Cash and cash equivalents at beginning of year                                        286,023           15,524
                                                                              ------------------------------------
Cash and cash equivalents at end of year                                           $1,760,831         $286,023
                                                                              ====================================


                                      The Publishing Company of North America, Inc.

                                          Statements of Cash Flows (continued)


                                                                                    YEAR ENDED DECEMBER 31

SUPPLEMENTAL CASH FLOW INFORMATION                                                   1996              1995
                                                                              ------------------------------------
Income taxes paid                                                              $       72,068     $           -
                                                                              ====================================

Interest paid                                                                  $       89,472     $           -
                                                                              ====================================

Exchange of advertising for supplies                                           $       33,487     $      26,649
                                                                              ====================================
                                                                              ====================================

Distribution to shareholders in exchange for promissory notes                  $      268,307     $           -
                                                                              ====================================



See accompanying notes.


                  The Publishing Company of North America, Inc.

                          Notes to Financial Statements

                                December 31, 1996


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Publishing Company of North America, Inc. (the Company) began operations on September 30, 1993. The primary business activity of the Company is publishing membership directories for bar associations and selling advertising in those directories. The Company markets its directories to associations throughout the continental United States. During 1996, advertising sales from the publication of one bar directory accounted for approximately 15% of the Company's revenues. During 1995, advertising sales from the publication of two directories accounted for approximately 19% and 11% of the Company's revenues, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of one year are written off.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation for machinery and equipment and office furniture and fixtures is computed using a 150% accelerated depreciation method over five years. Real property is depreciated using the straight line method over 30 years. Leasehold improvements are depreciated using the straight-line method over the remaining lease term.

                  The Publishing Company of North America, Inc.

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

INCOME TAXES

Until January 1, 1996, the Company elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income; instead, the shareholders were liable for individual federal income taxes on the Company's taxable income. In March 1996, the Company terminated its S Corporation status effective January 1, 1996 and thereafter it became taxed as a C Corporation. As a direct result of the conversion, a deferred tax liability of $48,110 was recognized and charged to income as of January 1, 1996. In March 1996, the Company made a distribution of $178,871 to existing shareholders for estimated federal income taxes due on 1995 S Corporation income and the Company issued $268,307 of notes payable to existing shareholders for S Corporation earnings not previously declared as dividends during 1995. These notes were paid in July 1996. Proforma income tax adjustments had the Company been a C Corporation during 1995 are provided in the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

The costs of advertising are expensed as incurred. For the years ended December 31, 1996 and 1995, advertising costs included in other operating costs were $38,261 and $13,762, respectively.

                  The Publishing Company of North America, Inc.

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

EARNINGS PER SHARE

Income (loss) per share is based upon the weighted average number of common shares outstanding during each year.

Pro forma net income per share is computed based on the weighted average number of common shares outstanding. In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price.

Historical net income per share is not considered meaningful for the year ended December 31, 1995; accordingly, such per share information is not presented.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform to the presentation adopted in 1996.

                  The Publishing Company of North America, Inc.

2. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities and the related gross unrealized gains and losses were as follows:

                                                                         DECEMBER 31, 1996
                                            ------------------------------------------------------------------------
                                                               GROSS UNREALIZED GROSS UNREALIZED   ESTIMATED FAIR
                                                     COST           GAINS            LOSSES            VALUE
                                            ------------------------------------------------------------------------
U.S. Treasury Securities                          $2,456,504         $15,404        $    (3,908)       $2,468,000
Equity Securities                                     34,020               -            (24,520)            9,500
                                            ------------------------------------------------------------------------
                                                  $2,490,524         $15,404           $(28,428)       $2,477,500
                                            ========================================================================


                                                                         DECEMBER 31, 1995
                                            ------------------------------------------------------------------------
                                                               GROSS UNREALIZED GROSS UNREALIZED   ESTIMATED FAIR
                                                   COST             GAINS            LOSSES            VALUE
                                            ------------------------------------------------------------------------
Equity Securities                                $    34,020         $     -        $   (17,520)       $   16,500
                                            ========================================================================


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                    DECEMBER 31
                                                                              1996               1995
                                                                       ---------------------------------------
         Land                                                                 $ 255,000          $      -
         Building                                                               733,884                 -
         Machinery and equipment                                                414,068           183,386
         Office furniture and equipment                                          50,205            17,594
         Leasehold improvements                                                       -            11,973
                                                                       ---------------------------------------
                                                                              1,453,157           212,953
         Less accumulated depreciation                                         (123,374)          (43,753)
                                                                       ---------------------------------------
                                                                             $1,329,783          $169,200
                                                                       =======================================

                              25

                  The Publishing Company of North America, Inc.

4. INCOME TAXES

In March 1996, the Company terminated its S Corporation status effective January 1, 1996, at which time the Company became subject to corporate federal and state income taxes. At December 31, 1996, the Company has a net operating loss carryforward of approximately $128,000 for income tax purposes that expires in the year 2011.

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for 1996 is:

         Income taxes computed at the federal statutory rate
            of 34%                                                   $ (235,109)
         State income taxes, net of federal benefit                     (24,617)
         Cumulative effect of converting from S Corporation to
            C Corporation                                               26,405
         Other                                                           4,533
         Valuation allowance                                           228,788
                                                                     -----------
         Total income tax provision                                  $    -
                                                                     ===========

The components of the deferred income tax asset and liability at December 31 are as follows:

                                                                         1996
                                                                     -----------
         Deferred tax assets:
            Accrual to cash                                            $192,939
            Net operating loss carryforward                              48,171
            Unrealized loss on securities                                 4,901
         Deferred tax liabilities:
            Depreciation                                                (17,223)
            Accrual to cash                                                   -
         Valuation allowance                                           (228,788)
                                                                     -----------
         Net deferred tax asset (liability)                          $        -
                                                                     ===========

The net change in the valuation allowance for 1996 was a charge to expense of $228,788.

The unaudited pro forma tax provision, presented as if the Company were a taxable entity during 1995 and calculated in accordance with SFAS No. 109, is as follows:

         Current income tax provision                                  $166,000
         Deferred income tax provision (benefit)                         52,700
                                                                     -----------
                                                                       $218,700
                                                                     ===========

                  The Publishing Company of North America, Inc.

4. INCOME TAXES (CONTINUED)

A reconciliation of statutory federal income taxes to the proforma tax provision is as follows:

         Income taxes computed at the federal statutory rate of 34%    $197,100
         State income taxes, net of federal benefit                      21,060
         Other                                                              540
                                                                     -----------
                                                                       $218,700
                                                                     ===========

5. LEASE OBLIGATIONS

The Company is obligated for the rental of its sales office in Orlando, Florida, under a noncancellable operating lease. The lease expires in 1999 and may be renewed by the Company for consecutive one-year increments until 2002. Approximate future minimum lease payments are as follows:

          1997                                                      $    99,000
          1998                                                          102,000
          1999                                                           52,000
                                                                     -----------
                                                                       $253,000
                                                                     ===========

For the years ended December 31, 1996 and 1995, total rental expenses included in other operating costs were $89,720 and $66,700, respectively.

6. MORTGAGE PAYABLE

In September 1996, the Company purchased land and a building in Lake Helen, Florida, for use as its corporate headquarters for approximately $900,000. Modifications to improve the property's usefulness increased the investment to approximately $989,000 at December 31, 1996. In December 1996, the Company closed on an $800,000 mortgage on this property. Monthly principal payments are due along with accrued interest on the outstanding principal based upon the LIBOR (London InterBank Offering Rate) plus 250 basis points. In December 2011, a final balloon payment is due of the remaining principal balance and any unpaid interest accrued.

The mortgage is secured by assets with a carrying value of $1,307,000 at December 31, 1996.

                  The Publishing Company of North America, Inc.

6. MORTGAGE PAYABLE (CONTINUED)

The mortgage becomes due for the years ended December 31 as follows:

          1997                                                       $   48,889
          1998                                                           53,333
          1999                                                           53,333
          2000                                                           53,333
          2001                                                           53,333
          Thereafter                                                    537,779
                                                                     -----------
                                                                       $800,000
                                                                     ===========

The mortgage agreement requires the Company, among other provisions, to maintain minimum levels of funds flow (as defined in the agreement). The covenant was not met as of and for the year ended December 31, 1996. The Company has obtained a waiver of the required minimum level of funds flow through January 31, 1998. Accordingly, amounts payable under the mortgage agreement are classified as long-term in the accompanying balance sheet.

7. INITIAL PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

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

8. RELATED PARTY TRANSACTIONS

In March 1996, the Company borrowed $300,000 through the private placement of units consisting of an aggregate $300,000 principal amount of Bridge Notes and an aggregate of 30,000 shares of common stock. The Bridge Notes bore interest at a rate of 8% per annum and were repaid upon the closing of the Company's initial public offering. The Company's President loaned $50,000 and its Chief Financial Officer loaned $25,000 to the Company pursuant to this transaction. Interest expense for 1996 was $89,472 on these debt instruments.

                  The Publishing Company of North America, Inc.

8. RELATED PARTY TRANSACTIONS (CONTINUED)

In July 1996, the Company elected to retire $268,307 of notes payable plus accrued interest to existing shareholders representing 1995 S Corporation earnings not previously paid as dividends. This amount included payments which aggregated to $178,795 to the President and Executive Vice President of the Company.

During 1996, the Company entered into a consulting agreement with two of its shareholders, one of whom later became a Director of the Company. The agreement provides for the payment of $25,000 per annum to each shareholder for a period of three years in exchange for certain agreed-upon consulting services.

9. SHAREHOLDERS' EQUITY

In March 1996, the Company amended and restated its Articles of Incorporation affecting shareholders' equity, including (i) increasing the number of authorized shares of common stock to 15,000,000; (ii) changing the par value from $1 per share to no par value; and (iii) effecting a 29,250-to-1 stock split on outstanding shares. All share and per share information in the accompanying financial statements has been restated to reflect the effect of the change in authorized shares and split.

INCENTIVE STOCK PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In March 1996, the Board of Directors approved the Company's 1996 Stock Plan (the Plan) covering 500,000 shares of the Company's common stock. The Plan provides for incentive stock options, non-qualified stock options, non-discretionary stock options, and awards of stock to employees, officers, directors, and certain other parties related to the Company. Generally, grants of options vest each December 31 in equal installments over three or five years and they expire ten years from the date of grant.

                  The Publishing Company of North America, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

At December 31, 1996 options for 121,500 shares were outstanding, of which 24,300 were exercisable.

The following table summarizes option activity from the Plan's inception through December 31, 1996:

                                                              WEIGHTED AVERAGE
                                                                  EXERCISE
                                                      SHARES        PRICE
                                                ------------------------------

Outstanding at January 1, 1996                             -          -
   Granted                                           123,500        $5.17
   Forfeited                                          (2,000)       $5.50
                                                ------------------------------
Outstanding at December 31, 1996                     121,500        $5.16
                                                ==============================

The weighted average fair value of options granted during the year ended December 31, 1996 was $3.18. The weighted average remaining contractual life of these options is 9.43 years.

PROFORMA DISCLOSURES

Proforma information regarding net income is required by FASB Statement 123 Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate of 5.82%; dividend yield of 0%; volatility factor of .682; and a weighted-average expected life of the options of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                  The Publishing Company of North America, Inc.

9. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per share for the year ended December 31, 1996 is $768,772 and $.21, respectively.

RESTRICTED STOCK

The Company issued 9,000 restricted shares of its common stock in 1996 to certain of its directors. The number of shares and related value used in computing unearned compensation, which is shown as a separate component of shareholders' equity in the balance sheet, is as follows:

                                                                            MARKET            TOTAL
                                                           NUMBER       VALUE PER SHARE       MARKET
                                                             OF           AT ISSUANCE   VALUE AT ISSUANCE
                                                           SHARES
                                                     ------------------------------------------------------
         Issued May 17, 1996                                 6,000            $5.50            $33,000
         Issued November 25, 1996                            3,000             2.75              8,250
                                                     ------------------------------------------------------
                                                             9,000             -               $41,250
                                                     ======================================================

The unearned compensation is being amortized over the respective vesting period of the shares. Expense charged against operations during 1996 was $5,729.

STOCK WARRANTS

The underwriter of the Company's initial public offering purchased warrants for $95 to purchase up to 95,000 shares of the Company's common stock at $6.60 per share (120% of the initial public offering price). The warrants are exercisable for a period of four years commencing May 17, 1997, at which time holders of these warrants obtain certain registration rights.

10. EMPLOYEE BENEFIT PLAN

In April of 1996 the Company established a 401(k) Salary Reduction Plan covering substantially all employees with six months of service or more. Participants may contribute up to 15% of his or her annual compensation. The Company's matching contribution is determined annually by the Board of Directors. The Company's contribution for 1996 was approximately $6,000.

                  The Publishing Company of North America, Inc.

11. SUBSEQUENT EVENTS

In December, 1996 the Company contracted to purchase a software system designed specifically for the yellow-page publishing industry; delivery of the software was taken in January, 1997. The software provides for customer and order management, workflow control, typesetting and pagination, and certain accounting functions. The price of the system was $83,950, of which $50,000 was paid in cash and the balance through the issuance of 10,400 shares of the Company's restricted (unregistered) common stock.

In January 1997, the Board of Directors granted options for 75,100 shares of its common stock to certain of its employees and nonemployee consultants. At the same time, 6,900 shares of common stock were issued to two employees of the Company in lieu of cash compensation for 1996 services.

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning Directors, Executive Officers, Promoters and Control Persons is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning Executive Compensation is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1996, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Index to Exhibits
      1.   Exhibit 3.0    Articles of Incorporation and By-Laws..............36
      2.   Exhibit 10.0   Mortgage and Security Agreement to
                             First Union National Bank.......................36
      3.   Exhibit 10.1   First Union Real Estate Balloon Promissory Note....60
      4.   Exhibit 10.3   Assignment of Leases, Rents, and
                          Profits to First Union National Bank...............72
      5.   Exhibit 11.0   Statement Re: computation of per share
                             earnings (Loss).................................78
      6.   Exhibit 27.0   Financial Data Schedule............................79

b.  No reports on Form 8-K were filed during the quarter ended
December 31, 1996.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf on March 31, 1997 by the undersigned, thereunto duly authorized.

THE PUBLISHING COMPANY OF NORTH AMERICA, INC.

                                          /s/ Peter S. Balise
                                          ---------------------------------
                                                     President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                    Title                                Date
-----------------------    --------------------------------     --------------



/s/ Peter S. Balise         Chairman of the Board of Directors   March 31, 1997
-----------------------


/s/ D. Scott Plakon         Director                             March 31, 1997
-----------------------


/s/ Phillip S. Hofmann      Director                             March 31, 1997
-----------------------


/s/ James M. Koller         Chief Financial Officer              March 31, 1997
-----------------------    (Principal Financial Officer
                            and Chief Accounting Officer)