Form 10QSB
period 1997-03-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1997-05-15
CIK 1010615

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 1997

                 Commission File No. 0-27994
                                     -------

           The Publishing Company of North America, Inc.
  (Exact name of small business issuer as specified in its charter)


       Florida                                 59-3203301
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification Number


                     186 N. Industrial Park Drive
                        Lake Helen, FL 32744
                            904-228-1000
                   (Address and telephone number
                   of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            X Yes    No
                           ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



        Class                       Outstanding at March 31, 1997
---------------------------       --------------------------------
Common Stock: no par value                    4,114,000


Transitional Small Business Disclosure Format (check one):    Yes   X No
                                                          ----    ----

                THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB--MARCH 31, 1997

                                INDEX

                                                                                         PAGE
                                                                                       ---------
                    PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996........      3

        Statements of Income for the three months ended
        March 31, 1997 and 1996 (unaudited)..........................................      4

        Statements of Cash Flows for the three months ended
        March 31, 1997 and 1996 (unaudited)..........................................   5--6

        Notes to unaudited interim financial statements..............................   7--8

ITEM 2. Management's Discussion and Analysis of Interim Financial
             Condition and Results of Operations.....................................  9--11

                     PART II--OTHER INFORMATION

ITEM 5. Other Information............................................................     12

ITEM 6. Exhibits and Reports on Form 8-K

        Exhibit 11--Statement re computation of per share earnings

        Exhibit 27--Financial data schedule


            THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                     FORM 10-QSB--MARCH 31, 1997

                         Balance Sheets


                                                                           MARCH 31,   DECEMBER 31,
ASSETS                                                                         1997           1996
                                                                       -----------------------------
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................  $  1,100,784    $1,760,831
  Available-for-sale securities.......................................     2,890,879     2,477,500
  Accounts receivable, less allowance for doubtful accounts of
   $325,767 at March 31, 1997 and $267,787 at December 31, 1996.......       404,712       228,997
  Directories in progress.............................................       216,404       144,823
  Refundable income taxes.............................................        72,068        72,068
  Other current assets................................................        84,507        17,544
                                                                        ------------  ------------
Total current assets..................................................     4,769,354     4,701,763

Property and equipment, net...........................................     1,357,355     1,329,783
Other assets..........................................................       110,037        66,417
                                                                        ------------  ------------
Total assets..........................................................  $  6,236,746    $6,097,963
                                                                        ------------  ------------
                                                                        ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $    262,409    $  234,334
  Accrued expenses....................................................       192,078       205,670
  Deferred revenue....................................................       576,444       460,434
  Mortgage payable....................................................        53,333        48,889
                                                                        ------------  ------------
Total current liabilities.............................................     1,084,264       949,327

Mortgage payable after one year.......................................       733,333       751,111
                                                                        ------------  ------------
Total liabilities.....................................................     1,817,597     1,700,438

Shareholders' equity:
  Common shares, no par value: 15,000,000 shares authorized;
   4,114,000 shares issued and outstanding at March 31, 1997 and
   at December 31, 1996...............................................     5,129,565     5,137,565
  Unrealized gain (loss) on available-for-sale securities.............           573       (13,024)
  Accumulated deficit.................................................      (688,457)     (691,495)
  Unearned compensation, net..........................................       (22,532)      (35,521)
                                                                         ------------  ------------
Total shareholders' equity............................................     4,419,149     4,397,525
                                                                         ------------  ------------
Total liabilities and shareholders' equity............................  $  6,236,746    $6,097,963
                                                                         ------------  ------------
                                                                         ------------  ------------


                                See accompanying notes.

                       THE PUBLISHING COMPANY OF NORTH AMERICA, Inc.
                           FORM 10-QSB--MARCH 31, 1997

                              Statements of Income
                                  (unaudited)

                                                                        THREE MONTHS ENDED
                                                                     ------------------------
                                                                      MARCH 31,    MARCH 31,
                                                                         1997         1996
                                                                     ------------  ----------
Net sales..........................................................  $  1,433,696  $  945,282

Costs and expenses:
 Production........................................................       365,089     191,631
 Marketing and selling.............................................       491,102     261,188
 Depreciation and amortization.....................................        41,057      16,936
 General and administrative........................................       543,862     241,192
                                                                      ------------  ----------
                                                                        1,441,110     710,947
                                                                      ------------  ----------
Income (loss) from operations......................................        (7,414)    234,335

Other income (expense)
 Interest income (expense), net....................................        10,453     (19,575)
 Other.............................................................             0       6,577
                                                                      ------------  ----------
Income before provision for income taxes...........................         3,039     221,337
Provision for income taxes.........................................             0     131,400
                                                                     ------------  ----------
Net income.........................................................  $      3,039  $   89,937
                                                                     ------------  ----------
                                                                     ------------  ----------
Net income per share...............................................  $       0.00  $     0.03
                                                                     ------------  ----------
                                                                     ------------  ----------
Shares used in computation of net income per share.................     4,130,909   2,955,000
                                                                     ------------  ----------
                                                                     ------------  ----------

                                    See accompanying notes.

                         THE PUBLISHING COMPANY OF NORTH AMERICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997

                               Statements of Cash Flows
                                      (unaudited)

                                                                         THREE MONTHS ENDED
                                                                      ------------------------
                                                                       MARCH 31,    MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                      1997         1996
                                                                     ------------  ----------
Net income.......................................................... $      3,039  $   89,937
Adjustments to reconcile net income to net cash provided by (used
in) operating activities:
 Depreciation and amortization......................................       41,057      16,936
 Accretion of unearned compensation.................................        4,989          --
 Bad debt expense...................................................      199,878      59,128
 Provision for deferred income taxes................................           --     110,400
 Exchange of advertising for machinery & equipment..................       (3,588)         --
 Accretion of bridge notes..........................................           --      20,000
 Interest accrued on promissory notes to shareholders...............           --         941
 Increase in accounts receivable....................................     (375,593)   (198,545)
 (Increase) decrease in directories in progress.....................      (71,581)     43,498
 (Increase) decrease in other assets................................     (117,840)      7,385
 Increase (decrease) in accounts payable............................       28,075     (22,029)
 Increase (decrease) in accrued expenses............................      (13,592)     53,255
 Increase (decrease) in deferred revenue............................      116,010    (137,769)
 Increase in income taxes payable...................................           --      21,000
                                                                      ------------  ----------
Net cash provided by (used in) operating activities................      (189,146)     64,137

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of securities available-for-sale.........................     (399,782)         --
 Purchases of property, plant and equipment.........................      (57,785)    (50,947)
                                                                      ------------  ----------
Net cash used in investing activities...............................     (457,567)    (50,947)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bridge notes and common stock........................            --    300,000
 Distributions to shareholders......................................            --   (178,871)
 Deferred offering costs............................................            --   (136,827)
 Reduction in mortgage principal....................................       (13,334)        --
                                                                      ------------  ----------
Net cash used in financing activities...............................       (13,334)   (15,698)

Net decrease in cash and cash equivalents...........................      (660,047)    (2,508)
Cash and cash equivalents at beginning of period....................     1,760,831    286,023
                                                                      ------------  ----------
Cash and cash equivalents at end of period..........................  $  1,100,784 $  283,515
                                                                      ------------  ----------
                                                                      ------------  ----------

                        THE PUBLISHING COMPANY OF NORTH AMERCIA, INC.
                                FORM 10-QSB--MARCH 31, 1997

                           Statements of Cash Flows (continued)
                                       (unaudited)

                                                                          THREE MONTHS ENDED
                                                                        -----------------------
                                                                         MARCH 31,   MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION                                         1997         1996
                                                                        -----------  ----------
Distributions to shareholders in exchange for promissory notes........          --   $  268,307
                                                                        -----------  ----------
                                                                        -----------  ----------
Interest paid.........................................................   $  11,266           --
                                                                        -----------  ----------
                                                                        -----------  ----------
Exchange of advertising for supplies..................................   $   6,957           --
                                                                        -----------  ----------
                                                                        -----------  ----------

                                  See accompanying notes.

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997


NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Publishing Company of North America, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the 1996 financial statements have been reclassified to conform to the presentation adopted in 1997.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories. The Company revised its allowance for doubtful accounts at March 31, 1997 to 9%; in addition, the Company maintained a full reserve for amounts owed more than six months, based upon an expectation that a small percentage of these monies will be collected. The effect of the revision was a reduction of bad debt expense by $12,119. All amounts owed more than one year are written off.

5. REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

6. NET INCOME PER SHARE

Net income per share is computed based on the weighted average number of common shares and common stock options using the treasury stock method. In accordance with the Securities and Exchange Commission requirements, common and common equivalent shares issued by the Company at prices below the public offering price during the 12-month period prior to the date of the initial public offering on May 17, 1996 have been included in the calculation as if they were outstanding for all periods prior to the offering using the treasury stock method and the initial public offering price.

7. STOCK-BASED COMPENSATION

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

8. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company revised its estimate of the costs associated with directories in progress at March 31, 1997; the revision resulted in an additional $41,716 of costs which were deferred.

9. INITIAL PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

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

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales increased 52% to $1,433,696 for the quarter ended March 31, 1997 from $945,282 for the same period a year earlier. Average net advertising revenues per directory increased 35% to $88,960 on 16 directories published during the most recent quarter, compared to $65,805 on 14 directories published a year earlier.
    The Company realized net income of $3,039 for the quarter ended March 31, 1997 compared to $89,937 for the same period a year earlier. A loss from operations of $7,414 was incurred in the most recent quarter whereas income from operations of $234,335 was recognized in the same quarter in 1996. Total operating costs rose $730,163 or 103% to $1,441,110 in the first quarter of 1997 from $710,947 in the first quarter of 1996.
    The Company has begun to allocate its salaries and commissions expense among production, marketing and selling, and general and administrative expense. Previously, total salaries and commissions were reported as a single item in the Statements of Income. Salaries and commissions expense for the first quarter of 1996 were approximately $312,615; this expense rose 119% to approximately $685,760 for the first quarter of 1997. During 1996 employment at the Company grew from approximately 43 at the beginning of the year to approximately 124 at year-end with most of the increase being in the sales staff. Staffing levels did not increase during the first quarter of 1997 during which net sales increased 41%.
    Production costs rose to 25% of net sales in the first quarter of 1997 from 20% of net sales a year earlier primarily due to an increase in outside costs such as printing and binding. Management is planning for new sources of revenues, primarily in larger bar directories, as a means of increasing revenues per directory without a proportionate increase in production costs.
    Marketing and selling expense rose to 34% of net sales in the quarter ended March 31, 1997 from 28% of net sales in the same period a year earlier. Nearly all of this expense in both periods is related to the sale of advertising in the Company's publications; only a small portion is related to the Company's marketing to the bar associations for which it publishes. Of the $229,914 increase in marketing and selling expense, nearly all relates to increases in salaries and commissions and telephone expense as a result of the increase in staff. The Company is considering the procurement of personal computers and specialized software later in 1997 which may automate and increase efficiencies in the sales functions.
    General and administrative expenses rose $302,670, or 125%, to 38% of net sales in the first quarter of 1997 from 26% a year earlier. Bad debt expense accounted for $140,750 or 47% of the increase and was 14% of net sales in the most recent quarter compared to 13% for all of 1996. Professional services such as independent auditors and legal accounted for $74,342 or 25% of the increase and can be attributed to the requirements of being a publicly-owned company. General and administrative expenses relating to payroll accounted for 14% of the increase but decreased as a percentage of net sales to approximately 11% in the first quarter of 1997 compared to 12% for the same period in 1996.

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                                 FORM 10-QSB--MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operations was $189,146 for the three months ended March 31, 1997 compared to $64,137 provided by operations for the same period a year earlier. The most significant reason for the decrease in cash provided from operations in 1997 from 1996 was the increase in accounts receivable and in other assets. Deferred revenue, which represents amounts received from advertisers prior to shipment of the related directories, increased $116,010 during the quarter ended March 31, 1997 whereas it decreased $137,769 during the same period a year earlier. This was the result of a general increase in the number of directories the Company had in progress at March 31, 1997 from the same time in 1996. Directories in progress, which represents costs accumulated for directories unpublished at the end of the period, increased $71,581 for the most recent quarter compared to a decrease of $43,498 during the same period a year earlier for the same reason as the increase in deferred revenue and because of a change in the estimate used by management to estimate costs associated with directories in progress. The change in management's estimate resulted in an additional $41,716 of costs which were deferred.
    During the quarter ended March 31, 1996 the Company distributed the 1995 S Corporation earnings of $447,178 to shareholders as of December 31, 1995; of this amount, $178,871 was distributed in cash payments and $268,307 was distributed in promissory notes which were fully paid in July, 1996.
    At March 31, 1997 the Company had investments of $2,882,879 in U.S. Treasury securities, $8,000 in stocks, and $1,100,784 in cash and cash equivalents; the Company's only debt is the mortgage on its corporate headquarters.
    During the quarter ended March 31, 1997 the Company purchased a software system designed specifically for its industry for $83,950. Also during the quarter, the Company pre-paid $68,370 for the purchase of data which it will acquire throughout 1997 for use in developing sales leads; the pre-payment was made to secure a lower unit cost.
    The Company has no commitments at this time to acquire a material amount of capital assets, although the Company may invest an estimated $175,000 in software and computer hardware for automation of its sales functions later in 1997.
    As described in the Company's registration statement on Form SB-2 dated May 17, 1996, the Company intends to seek to increase market share through the acquisition of print directory competitors or the rights to certain publishing contracts held by such competitors. As of the date of this filing, the Company has not entered into any agreements, understandings, or commitments relating to any potential acquisition. Such transactions are expected to involve a combination of cash, Company stock, and payments from the future earnings of the acquired operations; the cash requirements for these transactions is not expected to exceed the $1,000,000 identified in the registration statement.
    Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997

FORWARD-LOOKING STATEMENTS

    The statements made above relating to management's plan for new sources of revenues, primarily in larger bar directories, as a means of increasing revenues per directory without a proportionate increase in production costs, to the Company's consideration of automating and improving efficiencies in the sales functions through the procurement of personal computers and specialized software, and to the Company's intentions or expectations regarding an increase in market share through the acquisition of print directory competitors or the right to certain publishing contracts held by such competitors are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following:
(1) management's ability to successfully develop and implement a plan which has the result of increasing revenues per directory without incurring proportionate increases in costs; (2) the Company's ability to find a suitable specialized software system for its sales functions; (3) the Company's ability to successfully install and implement such a software system; and (4) the Company's ability to identify, or consummate the acquisition of, or successfully operate, suitable print directory competitors or rights to suitable publishing contracts held by such competitors.

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997

                               PART II--OTHER INFORMATION

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

    a. Exhibits

       1. Exhibit 11--Statement re computation of per share earnings

       2. Exhibit 27--Financial Data Schedule

    b. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 14, 1997 by the undersigned, thereunto duly authorized.

                                  The Publishing Company of North America, Inc.


                                  /s/ Peter S. Balise
                                  -----------------------------------
                                  President (Chief Executive Officer)


                                  /s/ James M. Koller
                                  ------------------------------------
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

                         THE PUBLISHING COMPANY OF NORTH AMERCICA, Inc.
                               FORM 10-QSB--MARCH 31, 1997

                                        EXHIBITS

ITEM 6. Exhibits and Reports on Form 8-K

    a. Exhibits

       1. Exhibit 11--Statement re computation of per share earnings

                                                                      THREE MONTHS   THREE MONTHS
                                                                          ENDED          ENDED
PRIMARY                                                               MAR. 31,1997   MAR. 31,1996
                                                                      -------------  -------------
    Average shares outstanding......................................     4,118,753      2,955,000
    Net effect of dilutive stock options based on the treasury stock
     method using the average market price.........................         12,156       --
                                                                      -------------  -------------
    Total...........................................................     4,130,909      2,955,000
                                                                      -------------  -------------
                                                                      -------------  -------------
    Net income......................................................   $     3,039    $    89,937
                                                                      -------------  -------------
                                                                      -------------  -------------
    Per share amount................................................   $      0.00    $      0.03
                                                                      -------------  -------------
                                                                      -------------  -------------
Fully-diluted
    Average shares outstanding......................................     4,118,753      2,955,000
    Net effect of dilutive stock options based on the treasury stock method using the market price at end of period or the average
     market price, whichever is higher.............................         12,156       --
                                                                      -------------  -------------
    Total...........................................................     4,130,909      2,955,000
                                                                      -------------  -------------
                                                                      -------------  -------------
    Net income......................................................   $     3,039    $    89,937
                                                                      -------------  -------------
                                                                      -------------  -------------
    Per share amount................................................   $      0.00    $      0.03
                                                                      -------------  -------------
                                                                      -------------  -------------
