Form 10QSB
period 1997-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1997-08-14
CIK 1010615

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997

                         Commission File No.  0-27994
                                             ---------

                 The Publishing Company of North America, Inc.
       (Exact name of small business issuer as specified in its charter)


              Florida                                    59-3203301
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)


                              186 P.C.N.A. Parkway
                             Lake Helen, FL  32744
                                  904-228-1000
                         (Address and telephone number
                        of principal executive offices)

                          186 N. Industrial Park Drive
                             Lake Helen, FL  32744
                        (Former address on last report)



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            X   Yes           No
                           ---            ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


        Class                                      Outstanding at June 30, 1997
---------------------------                        ----------------------------
Common Stock:  no par value                                  4,121,900


Transitional Small Business Disclosure Format (check one):     Yes   X   No
                                                          ----     -----

                 The Publishing Company of North America, Inc.
                          Form 10-QSB- June 30,1997


                                     INDEX

                                                                                   Page
                                                                                   ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996         3

         Statements of Operations for the three and six months ended
         June 30, 1997 and 1996 (unaudited)                                           4

         Statements of Cash Flows for the six months ended
         June 30, 1997 and 1996 (unaudited)                                       5 - 6

         Notes to unaudited interim financial statements                          7 - 8

ITEM 2.  Management's Discussion and Analysis of Interim Financial
         Condition and Results of Operations                                     9 - 12


                          PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Securities Holders                       13

ITEM 5.  Other Information                                                           13

ITEM 6.  Exhibits and Reports on Form 8-K                                            13

         Exhibit 11 - Statement re computation of per share earnings

         Exhibit 27 - Financial data schedule


                 The Publishing Company of North America, Inc.
                          Form 10-QSB- June 30,1997


                                 Balance Sheets

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................................................    $2,102,367   $1,760,831
  Available-for-sale securities......................................................     1,909,262    2,477,500
  Accounts receivable, less allowance for doubtful
    accounts of $372,834 at June 30, 1997
    and $267,787 at December 31, 1996................................................       387,833      228,997
  Directories in progress............................................................       217,778      144,823
  Refundable income taxes............................................................        72,068       72,068
  Other current assets...............................................................       102,779       17,544
                                                                                       ------------  ------------
Total current assets.................................................................     4,792,087    4,701,763
Property and equipment, net..........................................................     1,353,821    1,329,783
Other assets.........................................................................       119,398       66,417
                                                                                       ------------  ------------
Total assets.........................................................................  $  6,265,306   $6,097,963
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable...................................................................  $    268,852   $  234,334
  Accrued expenses...................................................................       219,878      205,670
  Deferred revenue...................................................................       542,404      460,434
  Mortgage payable...................................................................        53,333       48,889
                                                                                       ------------  ------------
Total current liabilities............................................................     1,084,467      949,327
Mortgage payable after one year......................................................       720,000      751,111
                                                                                       ------------  ------------
Total liabilities....................................................................     1,804,467    1,700,438
Shareholders' equity:
  Common shares, no par value:
    15,000,000 shares authorized; 4,121,900 shares
    issued and outstanding at June 30, 1997;
    4,114,000 issued and outstanding at December 31, 1996............................     5,152,698    5,137,565
  Unrealized loss on available-for-sale securities...................................        (3,694)     (13,024)
  Accumulated deficit................................................................      (661,727)    (691,495)
  Unearned compensation, net.........................................................       (26,438)     (35,521)
                                                                                       ------------  ------------
Total shareholders' equity...........................................................     4,460,839    4,397,525
                                                                                       ------------  ------------
Total liabilities and shareholders' equity...........................................  $  6,265,306   $6,097,963
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB- June 30,1997


                           Statements of Operations
                                  (unaudited)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                                                 1997         1996         1997          1996
                                                             ------------  ----------  ------------  ------------
Net sales..................................................  $  1,624,397  $  925,950  $  3,058,093  $  1,871,232


Costs and expenses:
  Production...............................................       422,894     210,037       787,983       401,668
  Marketing and selling....................................       681,741     319,607     1,172,843       580,795
  Depreciation and amortization............................        40,646      18,473        81,703        35,409
  General and administrative...............................       502,773     350,360     1,046,635       591,552
                                                             ------------  ----------  ------------  ------------
                                                                1,648,054     898,477     3,089,164     1,609,424
                                                             ------------  ----------  ------------  ------------
Income (loss) from operations..............................       (23,657)     27,473       (31,071)      261,808
Other income (expense)
  Interest income (expense), net...........................        50,387     (37,763)       60,840       (57,338)
  Other....................................................             0         (89)            0         6,488
                                                             ------------  ----------  ------------  ------------
Income (loss) before provision
  for income taxes.........................................        26,730     (10,379)       29,769       210,958
Provision for income taxes.................................             0      (2,931)            0       128,469
                                                             ------------  ----------  ------------  ------------

Net income (loss)..........................................  $     26,730     ($7,448) $     29,769  $     82,489
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------
Net income (loss) per share................................  $       0.01  $     0.00  $       0.01  $       0.03
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------
Shares used in computation of
  net income (loss) per share..............................     4,129,184   3,526,022     4,130,912     3,242,055
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------

                             See accompanying notes

                  The Publishing Company of North America, Inc.
                           Form 10-QSB--June 30, 1997


                            Statements of Cash Flows
                                  (unaudited)

                                                                                            SIX MONTHS ENDED
                                                                                        -------------------------
                                                                                          JUNE 30,     JUNE 30,
                                                                                            1997         1996
                                                                                        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................    $   29,769    $  82,489


Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization.......................................................        81,703       35,409
  Accretion of unearned compensation..................................................         9,083           --
  Bad debt expense....................................................................       354,001      212,658
  Provision for deferred income taxes.................................................            --       78,525
  Exchange of advertising for machinery & equipment...................................        (6,586)     (11,938)
  Gain on sale of securities..........................................................       (22,651)          --
  Accretion of bridge notes...........................................................            --       77,778
  Interest accrued on promissory notes to shareholders................................            --        6,292
  Interest accrued on U.S. Treasury securities........................................            --      (15,381)
  Increase in accounts receivable.....................................................      (512,837)    (335,776)
  (Increase) decrease in directories in progress......................................       (72,955)      61,485
  Increase in other assets............................................................      (152,199)     (29,057)
  Increase in accounts payable........................................................        34,518       84,462
  Increase in accrued expenses........................................................        14,207       83,023
  Increase (decrease) in deferred revenue.............................................        81,970     (187,147)
  Increase in income taxes payable....................................................            --       28,944
                                                                                        ------------  -----------
Net cash provided by (used in) operating activities...................................      (161,977)     171,766

Cash flows from investing activities
  Sale of securities available-for-sale...............................................     1,000,000           --
  Purchases of U.S. Treasury securities...............................................      (399,781)  (4,011,863)
  Purchases of property, plant and equipment..........................................       (85,172)    (120,505)
                                                                                        ------------  -----------
Net cash provided by (used in) investing activities...................................       515,047   (4,132,368)

Cash flows from financing activities
  Distributions to shareholders.......................................................            --     (178,871)
  Compensation issued as shares of common stock.......................................        15,133           --
  Net proceeds from initial public offering of common shares..........................            --    4,898,437
  Reduction in mortgage principal.....................................................       (26,667)          --
                                                                                        ------------  -----------
Net cash used in financing activities.................................................       (11,534)   4,719,566

Net decrease in cash and cash equivalents.............................................       341,536      758,964
Cash and cash equivalents at beginning of period......................................     1,760,831      286,023
                                                                                        ------------  -----------
Cash and cash equivalents at end of period............................................  $  2,102,367  $ 1,044,987
                                                                                        ------------  -----------
                                                                                        ------------  -----------

                   The Publishing Company of North America, Inc.
                            Form 10-QSB--June 30, 1997


                      Statements of Cash Flows (continued)
                                   (unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1997        1996
                                                                                             ---------  ---------
Supplemental cash flow information

Distributions to shareholders in exchange for promissory notes.............................         --  $  268,307
                                                                                              --------  ----------
                                                                                              --------  ----------
Interest paid..............................................................................  $  32,869  $    4,932
                                                                                              --------  ----------
                                                                                              --------  ----------
Exchange of advertising for supplies.......................................................  $   8,452          --
                                                                                              --------  ----------
                                                                                              --------  ----------
Income taxes paid..........................................................................         --  $   21,000
                                                                                              --------  ----------
                                                                                              --------  ----------

                             See accompanying notes

                  The Publishing Company of North America, Inc.
                           Form 10-QSB-June 30, 1997


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

3. AVAILABLE-FOR-SALE SECURITIES

    Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

4. ACCOUNTS RECEIVABLE

    Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories. At June 30, 1997, the Company's allowance for doubtful accounts is 9% (9.5% at December 31, 1996) of revenues for the most recent six months and all amounts owed more than six months. All amounts owed more than one year are written off.

5. REVENUE RECOGNITION

    Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

6. INCOME TAXES

    As of June 30, 1997, the Company was not liable for federal or state income taxes due to utilization of its net operating loss carryforward.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB-June 30, 1997

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

7. NET INCOME PER SHARE

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

9. STOCK-BASED COMPENSATION

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

10. INITIAL PUBLIC OFFERING OF THE COMPANY'S COMMON STOCK

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

11. SUBSEQUENT EVENTS

    On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. ("CDP") in a tax-free merger. CDP is a Conshohoc-ken, Pennsylvania-based publisher of college and university campus directories. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders. Up to 250,000 of the shares are subject to cancellation if CDP's net pre-tax income does not meet certain levels over a three-year period. Details of the transaction are contained in the Form 8-K filed by the Company with the Securities and Exchange Commission on July 18,1997.

                 The Publishing Company of North America, Inc.
                           Form 10-QSB-June 30, 1997

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    For the second quarter of 1997 which ended June 30, net sales increased 13% to $1,624,397 from $1,433,696 for the first quarter of 1997 and increased 75% from $925,950 for the second quarter of 1996. Average net advertising revenues per directory increased 20% to $77,041 on 21 directories published during the most recent quarter, compared to $64,094 on 13 directories published a year earlier, but were down from the $88,960 average for the 16 directories published in the quarter ended March 31, 1997 as the Company published a higher proportion of smaller directories for bar associations in the most recent quarter.

    The Company realized net income of $26,730 ($0.01 per share) for the second quarter of 1997 compared to $3,039 ($0.00 per share) in the first quarter of the year and a net loss of $7,448 ($0.00 per share) for the second quarter of 1996. A loss from operations of $23,657 was incurred in the most recent quarter, compared to a loss from operations of $7,414 in the first quarter of this year and income from operations of $27,473 in the second quarter in 1996. Total operating costs rose 14% to $1,648,054 in the second quarter of 1997 from $1,441,110 in the first quarter and rose 83% from $898,477 in the second quarter of 1996. The Company recognized $50,387 of net investment and interest income in the most recent quarter, compared to net interest expense of $37,763 in the same period a year earlier.

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's statement of operations to total net sales:


                                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                            JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                                              1997         1996         1997         1996
                                                                           -----------  -----------  -----------  -----------
Net sales...........................................................       100.0%       100.0%       100.0%       100.0%
Costs and expenses:
  Production........................................................        26.0%        22.7%        25.8%        21.5%
  Marketing and selling.............................................        42.0%        34.5%        38.4%        31.0%
  Depreciation and amortization.....................................         2.5%         2.0%         2.7%         1.9%
  General and administrative........................................        31.0%        37.8%        34.2%        31.6%
                                                                           -----        -----        -----        -----
                                                                           101.5%        97.0%       101.0%        86.0%
                                                                           -----        -----        -----        -----
Income (loss) from operations.......................................        -1.5%         3.0%        -1.0%        14.0%


Other income (expense)
  Interest income (expense), net....................................         3.1%        -4.1%         2.0%        -3.1%
  Other.............................................................         0.0%         0.0%         0.0%         0.3%
                                                                           -----        -----        -----        -----
Income (loss) before provision
  for income taxes..................................................         1.6%        -1.1%         1.0%        11.3%
Provision for income taxes..........................................         0.0%        -0.3%         0.0%         6.9%
                                                                           -----        -----        -----        -----
Net income (loss)...................................................         1.6%        -0.8%         1.0%         4.4%
                                                                           -----        -----        -----        -----
                                                                           -----        -----        -----        -----

                 The Publishing Company of North America, Inc.
                          Form 10-QSB - June 30, 1997


Results of Operations (continued)

    During the most recent quarter the Company published one directory which it agreed to publish when a competitor went out of business midway through the publishing process. In doing so, the Company agreed to publish approximately 180 advertisements for which the other publisher had already been paid. The Company estimates that its income from operations would have been about $50,000 higher in the most recent quarter had the Company been able to receive its customary revenues from these advertisements. Nonetheless, the publishing contract this year did result in a significant contribution beyond its direct costs and the Company expects to be able to publish the directory in future years without having the reduction of revenues experienced this year.
    Production costs rose to 26% of net sales in the second quarter of 1997 from 23% of net sales a year earlier due to an increase in outside costs such as printing and binding, to higher in-house labor costs, and 1% of the change was due to the effect of the one particular contract mentioned above. Management is expecting that it will be able to realize greater efficiencies in its in-house production staff later this year as a result of the new industry-specific software system installed early in the year for which some time is required before benefits are realized. Additionally, a new vice president in charge of production who began in early June of this year, and who has extensive experience in the Company's specific industry, is expected to assist in realizing improved efficiencies.
    Marketing and selling expense rose to 42% of net sales in the quarter ended June 30, 1997 from 35% of net sales in the same period a year earlier. Nearly all of this expense in both periods is related to the sale of advertising in the Company's publications; only a small portion is related to the Company's marketing to the bar associations for which it publishes. Of the $362,134 increase in marketing and selling expense, nearly all relates to increases in payroll and related costs; approximately $20,000 of the increase is due to sales staff which started during the quarter in order to provide for future volumes, but which did not contribute to the most recent quarter's revenues. The Company is planning to procure personal computers and specialized software which is intended to automate and increase efficiencies in the sales functions.
    Although there has been significant improvement in the Company's results of operations in the first half of 1997 from that of the last half of 1996, the Company has experienced a loss from operations in each of the past four quarters in spite of increasing revenues and it attributes these losses primarily to inefficiencies in its production and sales areas as the Company has grown rapidly. As described above, the Company is implementing and plans to implement actions which it expects will improve these efficiencies; however, there can be no assurance that the Company will be successful in its implementation or that the actions taken will produce the intended results.
    General and administrative expenses rose $152,413 in the second quarter of 1997 from that in the same period a year earlier, but decreased to 31% of net sales from 38%. The decrease as a percentage of sales is primarily attributable to bad debt expense which was 9.5% of net sales in the most recent quarter, compared to 16.6% a year earlier.
    As of December 31, 1996 the Company had a net operating loss carryforward to apply to future federal income taxes.
    As a result of its merger with College Directory Publishing ("CDP") as described elsewhere in this Report, the Company expects additional revenues of approximately $3 Million for the current fiscal year. CDP's revenues were approximately $2.6 Million in 1996. CDP's business is highly seasonal; the great majority of its revenues will be recognized in the fourth quarter of the year, with most of the balance in the third quarter, and very little in the first and second quarters. Accordingly, the Company's

                 The Publishing Company of North America, Inc.
                          Form 10-QSB - June 30, 1997


Results of Operations (continued)

results of operations are expected to be positively affected in the fourth quarter; the impact in the third quarter may vary from year to year and, beginning in 1998, the Company's results of operations in the first half of the year will be negatively affected by this wholly-owned subsidiary. Over the course of an entire year, CDP is expected to favorably contribute to the Company's results of operations; however, the Company expects that results going forward will begin to reflect this seasonality, making quarter-to-quarter comparisons over the next year difficult at best.


Liquidity and Capital Resources

    Net cash used in operations was $146,844 for the six months ended June 30, 1997 compared to $171,766 provided by operations for the same period a year earlier. The most significant reasons for the decrease in cash provided from operations in 1997 from 1996 were the increase in accounts receivable, in directories in progress, and in other assets, net of the increase in deferred revenue. Deferred revenue, which represents amounts received from advertisers prior to shipment of the related directories, increased $81,970 during the six months ended June 30, 1997 whereas it decreased $187,147 during the same period a year earlier. This was the result of a general increase in the number of directories the Company had in progress at June 30, 1997 from the same time in 1996. Directories in progress, which represents costs accumulated for directories unpublished at the end of the period, increased $72,955 for the most recent six months compared to a decrease of $61,485 during the same period a year earlier for the same reason as the increase in deferred revenue and because of a change made in the beginning of 1997 in the estimate used by management to estimate costs associated with directories in progress. The change in management's estimate resulted in an additional $41,981 of costs which were deferred in the most recent six-month period.
         At June 30, 1997 the Company had investments of approximately $1.9 Million in U.S. Treasury securities and $2.1 Million in cash and cash equivalents, much of which is from recently-matured treasury securities and which was invested in money market accounts as of June 30. The Company's only debt is the mortgage on its corporate headquarters.
         The Company has no commitments at this time to acquire a material amount of capital assets, although the Company may invest an estimated $200,000 in software and computer hardware for automation of its sales functions later in 1997.
    On May 29, 1997, the Company announced that its Board of Directors has authorized the Company to repurchase up to $1,000,000 of its outstanding shares of common stock over a twelve- month period. As of the date of this Report, the Company has not repurchased any shares.
    On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. ("CDP") in a tax-free merger. CDP is a Conshohocken, Pennsylvania-based publisher of college and university campus directories. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders. Up to 250,000 of the shares are subject to cancellation if CDP's net pre-tax income does not meet certain levels over a three-year period. Details of the transaction are contained in the Form 8-K filed by the Company with the Securities and Exchange Commission on July 18, 1997. As of the date of this Report, the Company has not entered into any agreements, understandings, or commitments relating to any potential acquisition other than the merger with CDP.
                                      11

                 The Publishing Company of North America, Inc.
                          Form 10-QSB - June 30, 1997


Liquidity and Capital Resources (continued)

         Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.


Forward-Looking Statements

    The statements made above relating to management's expectations regarding publishing in future years that certain directory it assumed from another publisher, to the Company's expectation of realizing greater efficiencies in its in-house production staff later this year, to the Company's consideration of automating and improving efficiencies in the sales functions through the procurement of personal computers and specialized software, and to the Company's expectations with regarding to the future impact on results of operations by its wholly-owned subsidiary, CDP, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) unexpected cancellation of publishing contracts by bar associations, colleges or universities; (2) the Company's ability to successfully implement the industry-specific software system in its production area which it procured earlier this year; (3) the ability of the new vice president in charge of production to implement systems and methods which improve the efficiencies of the Company's in-house production staff; (4) the Company's ability to find a suitable specialized software system for its sales functions;
(5) the Company's ability to successfully install and implement such a software system; (6) the Company's ability to successfully operate its new wholly-owned subsidiary, CDP; and (7) CDP's success in publishing directories in 1997 for which it has contracts.

                 The Publishing Company of North America, Inc.
                          Form 10-QSB - June 30, 1997


 PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Securities Holders

    An annual meeting of the shareholders of the Company was held at the Company's principal corporate offices in Lake Helen, Florida, on May 28, 1997. At that time, the shareholders by direct vote and by proxy, re-elected Mr. Phillip S. Hofmann and elected Mr. Richard Silver as directors of the Company. The vote was 3,414,511 shares for the nominees, 0 shares against, and 2,000 shares abstaining. The terms of Mssrs. Peter S. Balise, D. Scott Plakon, and Matt Butler continued and they remained as directors of the Company.
    Also at that meeting the shareholders, by direct vote and by proxy, ratified the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ended December 31, 1997. The vote was 3,398,011 shares for, 1,500 shares against, and 17,000 shares abstaining.
    There was no other business brought at the meeting requiring a vote of the shareholders.


ITEM 5.  Other Information

     Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

         1.  Exhibit 11 - Statement re computation of per share earnings

         2.  Exhibit 27 - Financial data schedule

     b. No reports on Form 8-K were filed during the quarter ended June 30, 1997

                 The Publishing Company of North America, Inc.
                          Form 10-QSB - June 30, 1997



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 1997 by the undersigned, thereunto duly authorized.


                             The Publishing Company of North America, Inc.


                             /s/ Peter S. Balise
                             ------------------------------------
                             President (Chief Executive Officer)


                             /s/ James M. Koller
                             ------------------------------------
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)

                 The Publishing Company of North America, Inc.
                          Form 10-QSB - June 30, 1997



                                    EXHIBITS


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a. Exhibits

          1. Exhibit 11--Statement re computation of per share earnings

                                                                  THREE       THREE        SIX         SIX
                                                                  MONTHS      MONTHS      MONTHS      MONTHS
                                                                  ENDED       ENDED       ENDED       ENDED
                                                                 JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------
PRIMARY
  Average shares outstanding..................................   4,121,274   3,513,945   4,120,020   3,236,017
                                                                ----------  ----------  ----------  ----------
  Net effect of dilutive stock options
    based on the treasury stock method
    using the average market price............................       7,910      12,077      10,892       6,038
                                                                ----------  ----------  ----------  ----------
Total.........................................................   4,129,184   3,526,022   4,130,912   3,242,055
                                                                ----------  ----------  ----------  ----------

Net income....................................................  $   26,730     ($7,448) $   29,769  $   82,489
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Per share amount..............................................  $     0.01  $     0.00  $     0.01  $     0.03
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Fully-diluted
  Average shares outstanding..................................   4,121,274   3,513,945   4,120,020   3,236,017
  Net effect of dilutive stock options
    based on the treasury stock method
    using the market price at the end of
    the period or the average market price,
    whichever is higher.......................................      22,715      12,564      19,022       6,282
                                                                ----------  ----------  ----------  ----------
Total.........................................................   4,143,989   3,526,509   4,139,042   3,242,299
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

Net income....................................................  $   26,730     ($7,448)  $  29,769  $   82,489
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Per share amount..............................................  $     0.01  $     0.00  $     0.01  $     0.03
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------