Form 10QSB
period 1997-09-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1997-11-14
CIK 1010615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1997

                          Commission File No. 0-27994


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

                               |X| Yes   |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                                Outstanding at September 30, 1997
---------------------------                    ---------------------------------
Common Stock:  no par value                               4,869,900


Transitional Small Business Disclosure Format (check one):    |_| Yes    |X| No

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

                                      INDEX
                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            (unaudited) and December 31, 1996                                  3

            Consolidated Statements of Operations for the three
            and nine months ended September 30, 1997 and 1996
            (unaudited)                                                        4

            Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1997 and 1996 (unaudited)           5 - 6

            Notes to unaudited interim consolidated financial
            statements                                                     7 - 9

ITEM 2.     Management's Discussion and Analysis of Interim Financial
              Condition and Results of Operations                        10 - 13

                           PART II - OTHER INFORMATION

ITEM 5.     Other Information                                                 14

ITEM 6.     Exhibits and Reports on Form 8-K                                  14

            a. Exhibit 11 - Statement re computation of per share earnings

                  Exhibit 27 - Financial data schedule

            b.    Reports on Form 8-K

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

                           Consolidated Balance Sheets

                                                                   September 30,    December 31,
                                                                       1997            1996
                                                                   -----------------------------
Assets                                                                       (unaudited)
Current assets:
     Cash and cash equivalents                                     $ 1,716,545       $ 1,760,831
     Available-for-sale securities                                   2,004,847         2,477,500
     Accounts receivable, less allowance for doubtful
          accounts of $612,268 at September 30, 1997
          and $267,787 at December 31, 1996                            536,524           228,997
     Directories in progress                                           840,176           144,823
     Refundable income taxes                                            72,068            72,068
     Other current assets                                               93,685            17,544
                                                                   -----------------------------
Total current assets                                                 5,263,845         4,701,763

Property and equipment, net                                          1,483,582         1,329,783
Goodwill, net of amoritzation                                        1,892,317              --
Other assets                                                           105,081            66,417
                                                                   -----------------------------
Total assets                                                       $ 8,744,825       $ 6,097,963
                                                                   =============================

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                              $   438,427       $   234,334
     Accrued expenses                                                  832,845           205,670
     Capitalized leases                                                  3,078              --
     Deferred revenue                                                1,553,727           460,434
     Line of credit                                                    450,000              --
     Mortgage payable                                                   53,333            48,889
                                                                   -----------------------------
Total current liabilities                                            3,331,410           949,327

Capitalized leases payable after one year                                6,500              --
Mortgage payable after one year                                        706,667           751,111
                                                                   -----------------------------
Total liabilities                                                    4,044,577         1,700,438

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,869,900 shares
          issued and outstanding at Sept. 30, 1997; 4,114,000
          issued and outstanding at December 31, 1996                5,834,698         5,137,565
     Unrealized loss on available-for-sale securities                  (19,942)          (13,024)
     Accumulated deficit                                            (1,096,904)         (691,495)
     Unearned compensation, net                                        (17,604)          (35,521)
                                                                   -----------------------------
Total shareholders' equity                                           4,700,248         4,397,525
                                                                   -----------------------------
Total liabilities and shareholders' equity                         $ 8,744,825       $ 6,097,963
                                                                   =============================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

                      Consolidated Statements of Operations
                                   (unaudited)

                                              Three months ended                   Nine months ended
                                          Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                            1997              1996              1997              1996
                                        -----------------------------       -----------------------------
Net sales                               $ 2,286,564       $   441,574       $ 5,344,657       $ 2,312,806

Costs and expenses:
     Production                             709,170           185,859         1,497,153           587,527
     Marketing and selling                1,162,574           358,202         2,335,417           938,997
     Depreciation and amortization           74,173            25,325           155,876            60,734
     General and administrative             825,450           442,857         1,872,085         1,034,409
                                        -----------------------------       -----------------------------
                                          2,771,367         1,012,243         5,860,531         2,621,667
                                        -----------------------------       -----------------------------

Loss from operations                       (484,803)         (570,669)         (515,874)         (308,861)

Other income
     Interest income, net                    49,625            59,541           110,465             2,203
     Other                                        0                 0                 0             6,488
                                        -----------------------------       -----------------------------

Loss before provision
     for income taxes                      (435,178)         (511,128)         (405,409)         (300,170)
Provision for income taxes                        0          (191,631)                0           (63,162)
                                        -----------------------------       -----------------------------

Net loss                                ($  435,178)      ($  319,497)      ($  405,409)      ($  237,008)
                                        =============================       =============================

Net loss per share                      ($     0.09)      ($     0.08)      ($     0.09)      ($     0.07)
                                        =============================       =============================

Shares used in computation of
     net loss per share                   4,657,053         4,111,569         4,307,640         3,535,210
                                        =============================       =============================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Nine months ended Sept. 30
Cash flows from operating activities                                            1997               1996
                                                                             -----------------------------
Net loss                                                                     ($  405,409)      ($  237,008)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                               155,876            60,734
     Accretion of unearned compensation                                           17,917              --
     Bad debt expense                                                            551,526           349,195
     Provision for deferred income taxes                                            --             (87,750)
     Exchange of advertising for machinery & equipment                            (9,025)             --
     Gain on sale of securities                                                  (21,554)             --
     Accretion of bridge notes                                                      --              77,778
     Interest accrued on U.S. Treasury securities                                (36,702)          (70,187)
     Changes in assets and liabilities, net of acquisition of business:
          Increase in accounts receivable                                       (832,654)         (278,543)
          Increase in directories in progress                                   (386,043)          (38,691)
          Increase in other assets                                              (133,087)         (113,803)
          Increase in accounts payable                                           121,301           114,131
          Increase in accrued expenses                                           372,939            77,092
          Increase in deferred revenue                                           654,685           120,924
                                                                             -----------------------------
Net cash provided by (used in) operating activities                               49,770           (26,128)

Cash flows from investing activities
     Acquisition of business, net of cash balance acquired                      (363,938)             --
     Sale of securities available-for-sale                                     1,899,781           542,103
     Purchases of U.S. Treasury securities                                    (1,375,790)       (4,011,863)
     Purchases of property, plant and equipment                                 (223,249)       (1,114,426)
                                                                             -----------------------------
Net cash provided by (used in) investing activities                              (63,196)       (4,584,186)

Cash flows from financing activities
     Repayment of promissory notes to shareholders                                  --            (447,178)
     Compensation issued as shares of common stock                                 9,633              --
     Net proceeds from initial public offering of common shares                     --           4,898,437
     Repayment of capital leases                                                    (493)             --
     Repayment of mortgage principal                                             (40,000)             --
                                                                             -----------------------------
Net cash provided by (used in) financing activities                              (30,860)        4,451,259


Net decrease in cash and cash equivalents                                        (44,286)         (159,055)
Cash and cash equivalents at beginning of period                               1,760,831           286,023
                                                                             -----------------------------
Cash and cash equivalents at end of period                                   $ 1,716,545       $   126,968
                                                                             =============================

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

                Consolidated Statements of Cash Flows (continued)
                                   (unaudited)

                                                           Nine months ended
                                                         Sept. 30,     Sept. 30,
Supplemental cash flow information                          1997         1996
                                                         -----------------------

Interest paid                                            $ 59,811       $ 11,695
                                                         =======================

Income taxes paid                                            --         $ 72,068
                                                         =======================


Supplemental disclosure of non-cash activity

Distributions to shareholders in exchange
  for promissory notes                                       --         $268,307
                                                         =======================

Exchange of advertising for supplies                     $ 24,775           --
                                                         =======================

Acquisition of CDP by issuance of common stock           $687,500           --
                                                         =======================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

2.    ACQUISITION OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. ("CDP") in a tax-free merger. CDP is a Conshohoc- ken, Pennsylvania-based publisher of college and university campus directories. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders. Up to 250,000 of the shares are subject to cancellation if CDP's net pre-tax income does not aggregate at least $1,875,000 over a three-year period commencing January 1, 1997. Additionally, as part of the merger consideration, the two former stockholders of CDP are entitled to each receive 12-1/2% of CDP's net pre-tax income for each of the three fiscal years beginning January 1, 1997. In connection with the merger, the Company loaned CDP $200,000 as additional working capital. The purchase price was allocated based on the following fair values of CDP's assets and liabilities at July 1, 1997 as follows:

Cash                                    $    12,652
Accounts receivable                          26,401
Directories in progress                     309,310
Property and equipment                       32,568
Other assets (deposits)                       2,596
Goodwill                                  1,916,270
Accounts payable                            (82,792)
Bank line of credit                        (450,000)
Accrued expenses                           (254,236)
Deferred revenue                           (438,608)
Capitalized leases                          (10,071)
                                        -----------
                                        $ 1,064,090
                                        ===========

The Company will record the current fair value of the contingent consideration when the contingency is resolved and additional consideration becomes distributable; the additional cost will be added to goodwill and expensed over the remaining portion of the amortization period.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.    CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

4.    AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in interest income.

5.    ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association and student campus directories. At September 30, 1997, the Company's allowance for doubtful accounts is 9% (9.5% at December 31, 1996) of revenues for the most recent six months and 100% of amounts owed more than six months. All amounts owed more than one year are written off. CDP's allowance at September 30, 1997 is an estimate by management based upon the specific identification of doubtful accounts at December 31, 1996, the amount of accounts receivable since that time, and the Company's historical averages for bad debt expense. Using management's estimate, CDP's bad debt expense for the quarter ended September 30, 1997 was 9.2% of net sales for the same period.

6.    LINE OF CREDIT

At the time of acquisition, CDP had a line of credit with PNC Bank under which CDP had borrowed $450,000 at September 30, 1997. Under the terms of the merger agreement with CDP, the Company was obligated to eliminate the personal guarantees of CDP's two former stockholders which related to the line of credit. In October, CDP repaid all outstanding borrowings from available cash and the bank advised that it would require compensating deposit balances by the Company to allow further borrowings without the previous personal guarantees. The Company plans to provide for CDP's seasonal borrowing requirements from the Company's cash reserves, thereby reducing its interest expense.

7.    REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.    INCOME TAXES

As of September 30, 1997, the Company was not liable for federal or state income taxes and had a net operating loss carryforward available which will reduce future tax liabilities.

9.    NET INCOME PER SHARE

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

10.   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

11.   STOCK-BASED COMPENSATION

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

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      This is the Company's first quarterly report which includes the results of operations of its newly-acquired subsidiary, CDP. The following table sets forth, for the periods indicated, the results of PCNA (i.e., the parent company excluding CDP) and CDP separately:

                                           Three months ended Sept. 30, 1997               Nine months ended Sept. 30, 1997

                                        PCNA              CDP          Consoli-         PCNA             CDP           Consoli-
                                                                         dated                                           dated
                                    --------------------------------------------------------------------------------------------
Net sales                           $ 1,916,589     $   369,975     $ 2,286,564     $ 4,974,682     $   369,975     $ 5,344,657
Costs and expenses:
     Production                         610,702          98,468         709,170       1,398,685          98,468       1,497,153
     Marketing and selling              935,082         227,492       1,162,574       2,107,925         227,492       2,335,417
     Depreciation & amortiz.             71,376           2,797          74,173         153,079           2,797         155,876
     General & admin.                   600,476         224,974         825,450       1,647,111         224,974       1,872,085
                                    --------------------------------------------------------------------------------------------
                                      2,217,636         553,731       2,771,367       5,306,800         553,731       5,860,531
                                    --------------------------------------------------------------------------------------------
Loss from operations                   (301,047)       (183,756)       (484,803)       (332,118)       (183,756)       (515,874)
     Interest income (exp.), net         60,499         (10,874)         49,625         121,339         (10,874)        110,465
                                    --------------------------------------------------------------------------------------------
Loss before provision
     for income taxes                  (240,548)       (194,630)       (435,178)       (210,779)       (194,630)       (405,409)
Provision for income taxes                    0               0               0               0               0               0
                                    --------------------------------------------------------------------------------------------
Net loss                            ($  240,548)    ($  194,630)    ($  435,178)    ($  210,779)    ($  194,630)    ($  405,409)
                                    ============================================================================================

As was stated in the Company's last report on Form 10-QSB, CDP's business is highly seasonal; the great majority of its revenues are recognized in the fourth quarter of a year, with most of the balance in the third quarter, and very little in the first and second quarters. Accordingly, CDP contributed $369,975 in revenues and posted a loss in the most recent quarter. CDP's results of operations had a significant effect on the Company's consolidated results and thus make difficult comparisons to other periods in which CDP was not included. CDP's loss was not unexpected and can be attributed to the period costs which are incurred regardless of the sales volume. In the next quarter, CDP is expected to recognize the vast majority of its annual revenues and post profits for the quarter. On a consolidated basis, the Company expects to post 40% to 45% of its annual revenues in the fourth quarter of 1997; this is expected to occur likewise in 1998.

      For the quarter ended September 30, 1997 net sales increased 418% to $2,286,564 from $441,574 in the same period a year earlier. Excluding CDP's contribution of $369,975 in the most recent quarter, net sales increased 334% to $1,916,589 from that a year earlier. The Company published 20 bar or medical association directories in the most recent quarter compared to 9 directories a year earlier. CDP published 7 campus directories in the most recent quarter.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

Results of Operations (continued)

      The Company realized a net loss of $435,178 ($0.09 per share) for the third quarter of 1997 compared to a loss of $319,497 ($0.08 per share) in the third quarter of 1996. A loss from operations of $484,803 was incurred in the most recent quarter, compared to a loss from operations of $570,669 in the same quarter in 1996. In the third quarter of 1996, revenues were approximately $660,000 lower than planned due to the delay of shipment of four directories. The reversal of the provision for income taxes taken earlier in 1996 reduced the net loss to $319,497 for that quarter of last year. The unusually low level of revenues and the reversal of the income tax provision in 1996, along with the CDP acquisition this year, make quarter-to-quarter comparisons with the most recent quarter difficult.

      For the nine months ended September 30, 1997, net sales increased 131% to $5,344,657 from $2,312,806 in the same period a year earlier. Excluding CDP's contribution, net sales increased 115% to $4,974,682 from that a year earlier. The Company published 57 bar or medical association directories in the nine months ended September 30, 1997 compared to 36 directories a year earlier. For the nine months ended September 30, 1997 and 1996, the Company's net losses were $405,409 ($.09 per share) and $237,008 ($.07 per share), respectively, and the losses from operations were $515,874 and $308,861, respectively.

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statement of operations to total net sales:

                                  Three months ended Sept. 30,           Nine months ended Sept. 30,
                                           1997           1996                   1997           1996
                                  ----------------------------           ---------------------------
Net sales                                  100%           100%                   100%           100%
Costs and expenses:
     Production                             31%            42%                    28%            25%
     Marketing and selling                  51%            81%                    44%            41%
     Depreciation & amortization             3%             6%                     3%             3%
     General and administrative             36%           100%                    35%            45%
                                  ----------------------------           ---------------------------
                                           121%           229%                   110%           113%
                                  ----------------------------           ---------------------------
Loss from operations                       -21%          -129%                   -10%           -13%
     Interest income, net                    2%            13%                     2%             0%
                                  ----------------------------           ---------------------------
Loss before provision
     for income taxes                      -19%          -116%                    -8%           -13%
Provision for income taxes                   0%           -43%                     0%            -3%
                                  ----------------------------           ---------------------------
Net loss                                   -19%           -72%                    -8%           -10%
                                  ============================           ===========================

           As stated above, comparisons of the third quarter of 1997 to that of 1996 are not necessarily meaningful because the revenues in 1996 were significantly lower than planned and the costs as a percentage of those revenues were extremely high. Therefore, while expenses as a percentage of net sales were generally lower in 1997 than in 1996, this does not indicate that expense levels in 1997 were "better" than in 1996. This factor likewise affected the nine month numbers for 1996, although less so.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

Results of Operations (continued)

      Excluding CDP, the Company's loss of $240,548 in the most recent quarter is attributable to several factors. Third-party production costs rose to 23.4% of net sales, whereas they were 17.2% for fiscal 1996 and 17.0% for the first six months of 1997. This factor accounts for approximately $120,000 in higher costs in the most recent quarter that would not have been incurred had the historical percentage level been maintained. Management does not believe that the recent results are indicative of probable future results. In-house production labor costs decreased somewhat as a percentage of revenues in the most recent quarter from that of the immediate preceding quarter of 1997. During the most recent quarter the Company opened and staffed a new sales office in Lakeland, Florida, and added sales representatives to market attorney biographies in its Lake Helen, Florida, corporate offices. The Company incurred start-up costs for these operations, including the initial inefficiencies of the new staff which averaged about 28 persons during the quarter and ended the quarter at 45 persons. Approximately $119,000 in costs were incurred relating to the Lakeland sales office and the biography sales staff which were recognized in the most recent quarter but which provided no benefit to the period's revenues. Therefore, the combined impact of these two factors approximately equals the Company's loss for the most recent quarter. Management believes that the incurring of the costs in opening the Lakeland office and the attorney biography sales staff without a commensurate positive contribution to the Company's revenues in the same period is a non-recurring event and that these operations will provide future benefit to the Company's results.

      Amortization expense of the Goodwill resulting from the acquisition was $23,953 for the most recent quarter.

      As of December 31, 1996 the Company had a net operating loss carryforward of approximately $691,000 available which will reduce future federal and state income taxes.

Liquidity and Capital Resources

      At September 30, 1997 the Company had investments of approximately $2 Million in U.S. Treasury securities and $1.7 Million in cash and cash equivalents, most of which was invested in money market accounts. The Company's only debt at September 30, 1997 was the mortgage on its corporate headquarters and CDP's line of credit with PNC Bank (see Notes to Unaudited Consolidated Financial Statements).

      Net cash provided by operations, net of changes in assets and liabilities as the result of the acquisition of CDP, was $37,717 for the nine months ended September 30, 1997 compared to $26,128 used in operations for the same period a year earlier. The most significant reason for cash being provided by operations in spite of the operating loss in 1997 was the increase in deferred revenue. Deferred revenue, which represents amounts received from advertisers prior to shipment of the related directories, increased $654,685 during the nine months ended September 30, 1997 compared to an increase of $120,924 a year earlier; this was the result of a general increase in the number of directories the Company had in progress at September 30, 1997 from the same time in 1996. Directories in progress, which represents costs accumulated for directories unpublished at the end of the period, increased $386,043 for the most recent nine months compared to an increase of $38,691 during the same period a year earlier for the same reason as the increase in deferred revenue.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

Liquidity and Capital Resources (continued)

      The Company has no commitments at this time to acquire a material amount of capital assets.

      Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

Forward-Looking Statements

      The statements made above relating to the Company's expectations with regard to the future impact on results of operations by its wholly-owned subsidiary, CDP, to the Company's belief that the most recent rise in third-party production costs are not indicative of a future trend, and to the Company's expectation that the Lakeland sales office and attorney biographies sales staff will positively contribute to the Company's future results of operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) unexpected cancellation of publishing contracts by bar associations, colleges or universities; (2) the Company's ability to successfully operate its new wholly-owned subsidiary, CDP; (3) CDP's success in publishing directories in 1997 for which it has contracts; and (4) the ability of the Company to achieve intended sales and production schedules.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

PART II - OTHER INFORMATION

ITEM 5.     Other Information

            Not applicable.


ITEM 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  1. Exhibit 11 - Statement re computation of per share earnings

                  2.    Exhibit 27 - Financial data schedule

            b. Reports on Form 8-K filed during the quarter ended September 30, 1997

                  1. On July 18, 1997 the Registrant filed a report on Form 8-K dated July 3, 1997 relating to its acquisition, through a wholly-owned subsidiary, of 100% of the outstanding capital stock of College Directory Publishing, Inc. ("CDP") in a tax-free merger. The Report included the Agreement and Plan of Merger as an exhibit.

                  2. On September 16, 1997 the Registrant filed a report on Form 8-K/A No. 1 which included the required financial statements of CDP and the pro forma financial information relating to the acquisition of CDP.

                  3. On October 8, 1997 the Registrant filed a report on Form 8-K/A No. 2 which included certain unaudited financial statements of CDP as a part of the Agreement and Plan of Merger. These unaudited financial statements had been redacted from the report on Form 8-K filed on July 18, 1997 pursuant to the Registrant's Request for Confidential Treatment filed by the Registrant on July 17, 1997.

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 13, 1997 by the undersigned, thereunto duly authorized.

                              The Publishing Company of North America, Inc.

                              /s/ Peter S. Balise
                              -----------------------------------
                              President (Chief Executive Officer)

                              /s/ James M. Koller
                              -----------------------------------
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)

                  The Publishing Company of North America, Inc.
                        Form 10-QSB - September 30, 1997

                                    EXHIBITS

ITEM 6.     Exhibits and Reports on Form 8-K

            a.    Exhibits

                  1. Exhibit 11 - Statement re computation of per share earnings

                                                           Three              Three              Nine              Nine
                                                           months            months            months            months
                                                            ended             ended             ended             ended
                                                        Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
Primary                                                      1997              1996              1997              1996
                                                      -----------------------------       -----------------------------
     Average shares outstanding                         4,621,009         4,111,000         4,287,526         3,530,883
     Net effect of dilutive stock options
          based on the treasury stock method
          using the average market price                   36,044               569            20,114             4,327
                                                      -----------       -----------       -----------       -----------
     Total                                              4,657,053         4,111,569         4,307,640         3,535,210
                                                      ===========       ===========       ===========       ===========
     Net loss                                         ($  435,178)      ($  319,497)      ($  405,409)      ($  237,008)
                                                      ===========       ===========       ===========       ===========
     Per share amount                                 ($     0.09)      ($     0.08)      ($     0.09)      ($     0.07)
                                                      ===========       ===========       ===========       ===========

Fully-diluted
     Average shares outstanding                         4,621,009         4,111,000         4,287,526         3,530,883
     Net effect of dilutive stock options
         based on the treasury stock method
         using the market price at the end of
         the period or the average market price,
         whichever is higher                               36,044               569            20,114             4,327
                                                      -----------       -----------       -----------       -----------
     Total                                              4,657,053         4,111,569         4,307,640         3,535,210
                                                      ===========       ===========       ===========       ===========
     Net loss                                         ($  435,178)      ($  319,497)      ($  405,409)      ($  237,008)
                                                      ===========       ===========       ===========       ===========
     Per share amount                                 ($     0.09)      ($     0.08)      ($     0.09)      ($     0.07)
                                                      ===========       ===========       ===========       ===========