Form 10KSB
period 1997-12-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1998-04-15
CIK 1010615

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1997.

                                         OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                             Commission File No. 0-27994
                                              --------


                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
          (Exact name of small business issuer as specified in its charter)

          FLORIDA                                        59-3203301
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


                                186 P.C.N.A. PARKWAY
                             LAKE HELEN, FL  32744-0280
                                    904-228-1000
                           (Address and telephone number
                          of principal executive offices)



Securities registered under Section 12(b) of the Exchange Act:   None
Securities registered under Section 12(g) of the Exchange Act:   Common stock,
no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  /X/ Yes    / / No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    /X/

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

The registrant's revenues for its most recent fiscal year, ended December 31, 1997 were $9,618,958.

The aggregate market value of the registrant's voting stock held by non-affiliates, computed by reference to the last sale price per share as of March 31, 1998 was $2,832,000.

There were 4,869,900 shares of the registrant's Common Stock outstanding as of March 31, 1998.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1997, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1997 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):   / /Yes   /X/  No

                                       INDEX

                                                                            Page
                                       PART I



Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .10
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .10


                                      PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . .11
Item 6.   Management's Discussion and Analysis or Plan of Operations . . . .14
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .20
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . .42


                                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act. .42
Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .42
Item 11. Security Ownership of Certain Beneficial Owners and Management. . .42
Item 12. Certain Relationships and Related Transactions. . . . . . . . . . .42

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

Item 13. Exhibits and Reports on Form 8-K, Index . . . . . . . . . . . . . .43

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


                                        PART I

ITEM 1.   BUSINESS

GENERAL

     Throughout this document, "the Company" shall refer collectively to The Publishing Company of North America, Inc. and its wholly-owned subsidiary, College Directory Publishing, Inc. (CDP) which was acquired by the Company on July 3, 1997. PCNA refers to the Company's bar and medical association publishing activities and in financial reporting on an unaudited basis includes normal corporate overhead.

     Historically, PCNA has specialized in publishing free membership directories for bar associations nationwide. PCNA relies upon the sale of advertising within the directories to generate its principal revenues. Recently, PCNA entered into an agreement to publish the official membership directory for the bar of the state of California. This agreement provides for the sale of directories to the individual members, with a portion of the proceeds going to a foundation of the bar and a portion going to PCNA.

     PCNA's principal product is the printed publication of city, county and state bar association directories throughout the continental United States. Most bar association directories contain a complete listing of member attorneys along with their firm names, addresses, telephone numbers and fax numbers. They often also contain court information and specialized local information which attorneys may require during their course of business.

     PCNA publishes the majority of its directories "in-house", contracting the printing and binding to outside firms. In most cases, PCNA assumes all costs of publication, including design, layout, printing and binding of its directories.

     The Company is a Florida corporation which was organized in September 1993. Since inception, the number of print directories published by PCNA and its predecessor have increased from one directory in 1993, 16 directories in 1994, 33 directories in 1995, 46 directories in 1996, to 89 directories in 1997. The Company's senior management has approximately 20 years of combined experience in publishing print specialty directories. The high quality of the free print directories published by PCNA and PCNA's commitment to client service have contributed to PCNA's rapid pattern of growth.

     In December 1995, PCNA became the publisher of the directory for the National Association of Bar Executives ("NABE") which is affiliated with the American Bar Association. NABE consists of executives from many leading bar associations at the state, county and local levels. As the publisher of the NABE directory and the only publisher of bar association directories allowed to be present at NABE functions, PCNA believes that it has an important competitive advantage in the marketing of bar directories to NABE members. In April of 1997, PCNA became a sponsor for the National Conference of Bar Presidents (NCBP), and the National Conference of Bar Foundations (NCBF). The Company believes that these additional sponsorships will help increase the Company's exposure to important contacts within the legal publishing industry.

     Due to its rapid growth, the Company made significant changes to its senior management team throughout 1997. Sharon Enzweiler was hired in June of 1997 as Vice President of Production. Ms. Enzweiler came to PCNA with over 17 years of production management experience and has served as an independent consultant to major yellow page publishers nationwide. Bill Wrigley was hired in December of 1997 and became the Company's new National Sales Manager effective January 19, 1998. Mr. Wrigley joined the Company with a distinguished record from R. H. Donnelley Corporation and as former founder, President and CEO of DataNational, one of the fastest

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

growing independent directory companies in America. Peter S. Balise, President and CEO, assumed the responsibilities for daily operations in November, 1997.

ACQUISITION OF CDP

     On July 3, 1997, PCNA, through a 100% owned subsidiary, acquired 100% of the outstanding capital stock of CDP in a tax-free merger. CDP is a Conshohocken, Pennsylvania-based publisher of college and university membership directories. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders (the "Merger Consideration"). Up to 250,000 of the shares are subject to cancellation if CDP's net pre-tax income over a three-year period commencing January 1, 1997 do not aggregate at least $1,875,000. Additionally, as part of the merger consideration, the two former stockholders of CDP are entitled to each receive 12-1/2% of CDP's net pre-tax income for each of the three fiscal years beginning January 1, 1997.
For 1997, they are each receiving approximately $7,000. The two former stockholders of CDP entered into employment agreements with CDP. The Company loaned CDP $200,000 as additional working capital. CDP's business is highly seasonal with the great portion of its revenues recognized in the latter part of
the year.    As described below, the Company entered into an agreement to sell
CDP for consideration which exceeds the Merger Consideration. See Item 6. Management's Discussion and Analysis or Plan of Operation - Sale of CDP.

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

     The specialty publishing market is diverse, consisting of trade journals, newsletters, directories and magazines aimed at specific target markets such as computer users, sports fans, women or men, gun collectors, etc. Print directories, including association directories and yellow page directories, are just one part of the specialty publishing market. Advertisers are increasingly seeking ways to channel their advertising dollars toward specific target markets. Specialty publications, including PCNA's bar association directories, offer advertisers the opportunity to advertise their products and services to these select markets.

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

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

PCNA'S BAR DIRECTORIES

     PCNA provides directories to individual bar associations nationwide which distribute the directories to member attorneys. PCNA derives its principal revenues from the sale of yellow page advertising located after the listing of association members. Advertisers are usually local merchants marketing their goods and services to lawyers in the communities served by the bar association. Participating advertisers include title companies, court reporters, accountants, and office supply companies. Additionally, PCNA markets to many attorneys the option of having their own specialty listings in their local directory. These listings are contained in bar directories published by PCNA and provide a convenient source of referrals for attorneys who need assistance in a given area of the law for their clients.

     PCNA targets bar associations with enough members within a localized area so that the potential advertising revenue is expected to exceed direct and indirect publishing costs. In order to do so, PCNA researches the demographics of each bar association and the local community. While PCNA's target market has previously consisted of all bar associations with approximately 300 or more members, the Company has recently focused on publishing for State and larger Bar Associations nationwide. In targeting these bar associations, PCNA uses area demographics including the local yellow pages and other local publications to determine if the number of potential advertisers which meet its criteria exist in the community.

     PCNA is being more selective in obtaining new contracts from prospective bar associations. Once it targets a bar association for publication of its directory, PCNA uses referrals from other clients to assist in obtaining an agreement to publish that directory. As PCNA has expanded its operations, management has developed business relationships with bar association executives throughout the country. In addition, PCNA uses its published bar directories and letters from satisfied bar associations as marketing tools to show prospective new clients.

PUBLICATION OF DIRECTORIES

     PCNA publishes bar directories at no cost to most bar associations. PCNA's no-cost approach means that it will publish a directory, assuming all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to PCNA.

     The publication of bar directories by PCNA involves a number of stages. First PCNA must obtain a contract to publish a directory from a bar association as described above. Once an agreement to publish is reached, PCNA's sales staff solicits advertisements from local businesses which provide goods and services to attorneys in the bar association's community. All advertising is proofed to the customer as well as the bar association to insure that the advertisement placed is both correct and "in good taste."

     As part of the publication process, the association provides PCNA with a complete database of membership information and other general information, such as court listings, which the association wants to include in the directory. Many of the directories published by PCNA are pictorial. In these instances, PCNA assists the association in arranging for photographs of its members using unaffiliated photographers. Most graphics for the directory are prepared by PCNA's staff of graphic artists. Once all of the graphics are completed including advertising, PCNA produces a draft of the directory, obtains proof approval from the bar association, and then arranges for printing and binding of the directory by an independent commercial printer. After printing and binding, the directories are distributed to member attorneys in accordance with the distribution terms of the contract to publish.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

  CLIENTS

     PCNA currently publishes city and county directories nationwide. While city and county bar associations represent the majority of the Company's clients, PCNA has experienced continued success in obtaining publishing contracts for state bar associations. PCNA has published directories for the New Hampshire Bar Association, Tennessee Bar Association, North Carolina Bar Association, Idaho State Bar, and the West Virginia State Bar. Additionally, PCNA has contracted with the Rhode Island Bar Association, and the Nebraska State Bar Association. As PCNA has grown, it believes that its emerging national presence has given it the credibility to permit it to market its products and services to other state bar associations.

     In January 1998, PCNA entered into an agreement to publish the official membership directory for the bar of the state of California; this directory is now scheduled for publication in December, 1998. This agreement provides for the sale of directories to the members, with a portion of the proceeds going to a foundation of the bar and a portion going to PCNA. Revenues from the sale of advertising will be retained by PCNA.

     In February 1998, PCNA and The Association of the Bar of the City of New York mutually agreed to terminate the agreement to publish the directory for that association. This directory accounted for approximately 15% of PCNA's 1996 net revenues and approximately 11% of its 1997 net revenues. PCNA wished to cancel this agreement due to the bar association's unwillingness to provide
PCNA with information for inclusion in the directory, including attorney firm names, addresses, telephone and facsimile numbers. Because usage of the directory by the attorneys suffered as a result of the limited information contained, PCNA's advertising renewal rate in 1997 dropped to approximately 23% of the 1996 revenues for that directory.
     In order to retain current advertising customers and expand market share in New York, PCNA entered into a licensing agreement with Skinder-Strauss Associates in March, 1998, whereby PCNA shall be publishing the THE LEGAL PAGES-Registered Trademark- for the state of New York. This publication will contain advertising of attorney support services and of attorney biographies and is scheduled for publication in September, 1998, which is the same month as the directory for the bar association was scheduled. It will be distributed to law firms throughout the state of New York who have subscribed to Skinder-Strauss' New York LAWYERS DIARY AND MANUAL-Registered Trademark-, which is the predominant directory used by attorneys in that state. Additionally, in accordance with the terms of the agreement with Skinder-Strauss, PCNA shall have the right to sell advertising in Skinder-Strauss' publication of THE LEGAL PAGES for Massachusetts and New Jersey. (THE LEGAL PAGES and LAWYERS DIARY AND MANUAL are registered trade marks of Skinder-Strauss Associates.)

  NEWSLETTER PROGRAM

     In December 1995, PCNA began publishing the Atlanta Lawyer, the monthly newsletter for the Atlanta Bar Association. PCNA provides this newsletter to all Atlanta Bar members at no cost. PCNA derives its revenues from the sale of advertising contained in the newsletter. The content of the newsletter is provided to PCNA by the Atlanta Bar Association and the advertising is solicited by PCNA. PCNA has since declined other opportunities to publish such newsletters and will cease publishing the Atlanta Lawyer in June 1998 as a result of declining revenues. The Company believes that its resources are better spent selling directory advertising versus newsletter advertising.

INTERNET PROGRAM

     In 1996, PCNA expanded its business to include free electronic publishing on the Internet for approximately eleven bar associations. PCNA hosted and maintained theses web sites, providing the various associations with up to five free internet access accounts each. PCNA planned to generate revenues through the sale of advertising on each bar's web site. After pursuing internet advertising, PCNA decided to cease this activity after determining that the

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

return on its resources was much better for print directories advertising. Effective March 1998, PCNA no longer maintains the majority of these web sites and has discontinued providing free internet access accounts. PCNA still plans to market low cost Internet advertising as an add-on sale to its existing print directory advertisers in the future.

SALES AND ADVERTISING

     Revenues generated from the sale of advertising enable PCNA to provide its publications free of charge to bar associations. PCNA uses account executives who specialize in selling advertisements by telephone to businesses which supply support services and products to the legal profession as well as to the general public. PCNA believes that through its in-house sales team of approximately 80 full-time account executives, it is better able to maintain quality control and establish a reputation for professionalism. PCNA's management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that PCNA is independent of the bar associations. Advertising is contained in a section entitled "Attorney Support Services" and follows a "yellow page" format in print directories. Because of sales inefficiencies is currently evaluating methods to improve its efficiencies.

     Advertising sales are assisted by a letter of introduction from the bar association stating that PCNA is publishing the official bar association directory. Like other forms of print advertising including newspaper and yellow pages, PCNA offers a variety of possible advertisements including inside cover pages, full and partial pages, business card listings, and simple classified line listings. PCNA requires a 50% deposit upon approval by the advertiser of a proof and the balance is payable upon publication. A 5% discount is offered in exchange for full payment upon approval of a proof.

PRINTING

     PCNA is not engaged in the printing of its bar directories and newsletters but subcontracts this work to independent printing companies. PCNA believes that there is an ample supply of independent printers willing to perform quality printing services for PCNA and that it will not be materially adversely affected by subcontracting its printing services. In doing so, PCNA believes that it avoids the need to invest substantial sums of capital in printing and binding equipment and has more flexibility to meet its clients' specialized needs.

BACKLOG

     The Company's backlog consists primarily of advertising agreements for directories which have not been published. As of March 1, 1998, PCNA's backlog was approximately $2,928,000 as compared to approximately $2,100,000 a year earlier and approximately $1,159,000 on March 1, 1996. CDP's backlog at March 1, 1998 was approximately $439,000; at March 1, 1997, CDP's backlog was approximately $187,000. CDP realizes a great portion of its annual sales in the summer months when it utilizes students on summer break as independent contractors to obtain sales in the campus areas. Since PCNA recognizes revenues when it ships its print directories, it anticipates that all of the March 1, 1998 backlog will be recognized as revenues during the current fiscal year.

SIGNIFICANT CLIENTS

     The Company relies principally upon the sale of advertising to derive its revenues and does not receive any significant amount of revenues directly from bar associations, colleges or universities. In fiscal 1997 no single

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


directory contained advertising sales comprising 10% or more of the Company's revenues. In fiscal 1996 advertising sales from the publication of one bar directory accounted for 15% of PCNA's revenues. Because of the Company's increasing backlog, the Company does not expect to be materially adversely affected should any single entity decide not to renew its publication in future years. See also Item 1. Business - PCNA's Bar Directories - Clients.

COMPETITION

     PCNA encounters competition in the acquisition of publishing contracts as well as in advertising sales. Other companies, as well as the associations themselves, can publish directories. Additionally, PCNA's sales force is in competition with virtually every other advertising medium.

     PCNA believes that it has been successful in the acquisition of bar association contracts due to its directory programs, strong relationships with bar association executives, commitment to customer service, and quality of the directories provided to participating associations. PCNA believes that its commitment and support to the National association of Bar Executives has helped make the Company the largest publisher of official bar association directories nationwide.

  PRINT DIRECTORIES

     The print bar directory market is highly segmented and localized. Other than Martindale-Hubbell, few competitors focus exclusively on legal directories. Martindale-Hubbell is a national directory consisting of a set of 25 large hardcover volumes. The set costs approximately $745 per year and cannot be purchased for a particular geographic area. However, on a national scale, Martindale-Hubbell is the pre-eminent name in the print bar directory business.

     For print directories covering a limited geographical area, PCNA's principal competitor is believed to be Legal Directories Publishing Company ("LDP"), a privately-held company located in Dallas, Texas. LDP publishes state bar directories which it sells directly to attorneys and others who have a need for a state bar directory. LDP is believed to have significantly larger revenues than PCNA.

     Other competitors include Elson-Alexandre, an affiliate of Western Photography Services, Inc. located in Buena Vista, California. Elson-Alexandre is primarily a portrait photographer and publishes the directories as an adjunct to its core business which is the sale of photographic packages

  ADVERTISING COMPETITION

     The Company competes with all forms of media which sell advertising--yellow pages, alternative yellow pages, specialty magazines, newspapers and television, among others.

     There are no significant barriers to entry by competitors since these potential competitors can enter the Company's business without substantial capital investment or industry experience.

FUTURE BUSINESS STRATEGY

     In an effort to return to profitability, the Company is currently researching new directory programs which will help reduce overall publishing risk.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

EMPLOYEES

     At December 31, 1997 PCNA had 142 full-time employees, including its executive officers. PCNA's staff is divided into 17 people in administration, 85 in sales, 15 in sales management and administration, and 25 in production and customer service. At that same date, CDP had 39 full-time employees and two independent contractors, including its executive officers. CDP's staff is divided into 6 people in administration, 25 in sales and sales management, and 8 in production. During the summer months, CDP utilizes temporary independent contractors, who are primarily college students, to make sales of advertising for the campus directories to be published in the latter part of the year. In 1997 CDP utilized approximately 55 such temporary contractors. None of the Company's employees or independent contractors are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees and contractors is excellent.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


ITEM 2.   PROPERTIES

     The Company's corporate headquarters occupy approximately 21,500 square feet in a eight-year-old two-story concrete building located at 186 P.C.N.A. Parkway, Lake Helen, Florida, 32744. The Company purchased the building and approximately three acres of land for approximately $900,000 in September of 1996; modifications to enhance the property's usefulness to the Company increased the investment to approximately $1,015,000 at December 31, 1997.
In December, 1996 PCNA obtained mortgage financing of $800,000 on the property. Payments of principal and interest are approximately $9,700 monthly. See
Note 6 to "Notes to Financial Statements."

     In July, 1996, in addition to its corporate headquarters PCNA opened a sales office location in Orlando, Florida. PCNA leased 7,245 square feet under a noncancellable operating lease which expires in 1999 and which may be renewed by PCNA for consecutive one-year increments until 2002. In July, 1997, PCNA opened a sales office location in the Barnett Bank building in downtown Lakeland, Florida. PCNA leased 4,050 square feet under a noncancellable operating lease which expires in September 2000 and which may be renewed by PCNA for an additional two-year term. Monthly lease payments for the Orlando and Lakeland offices are approximately $8,395 and $3,667 plus state sales tax, respectively.

PCNA's subsidiary, CDP, occupies approximately 4,650 square feet in an older five-story brick building in good condition located at 1000 Conshohocken Road, Conshohocken, Pennsylvania, 19428. The current lease for this space ends April 30, 1998; at the time of this report, CDP is finalizing a new lease for approximately 7,000 square feet in the same building for either a three-year or five-year term. CDP expects to be able to close on the new lease with terms which are acceptable to it.

     The Company believes that its facilities are adequate for its anticipated business volume throughout 1998 and into 1999.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF SECURITIES

     The Company's common stock began trading on the Nasdaq National Market System on May 17, 1996 under the symbol PCNA. Effective March 23, 1997, the Company's common stock was transferred from the Nasdaq National Market System to the SmallCap Market as a result of Nasdaq's change in the requirements for continued listing on the National Market System. The following table sets forth the prices as reported to the Company by Nasdaq for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                          High           Low
                         ------         ------

1996 Second Quarter      7 1/2          6
     Third Quarter       7 1/8          4 3/4
     Fourth Quarter      5 1/8          2

1997 First Quarter       6 1/8          1 15/16
     Second Quarter      3 1/2          2 3/8
     Third Quarter       5 1/4          2 5/8
     Fourth Quarter      4              1 5/8


     As of April 8, 1998, there were approximately 600 beneficial holders of the Company's common stock.

     The Company did not pay dividends on its common stock in 1996 or 1997 and it does not anticipate paying any dividends thereon in the foreseeable future.

SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS

     During the past three years, the following persons and entities acquired shares of Common Stock and other securities from the Company as set forth in the table below:


                              Class of            Amount of
                    Date      Securities          Securities Sold  Consideration
                    ------    ------------------  ---------------  -------------

Peter S. Balise     3/8/96    Bridge Note            $50,000          $50,000
                              Common Stock             5,000

Matt Butler         3/8/96    Bridge Note            $50,000          $50,000
                              Common Stock             5,000

Michael D. and
  Beth J. Harris    3/8/96    Bridge Note            $25,000          $25,000
                              Common Stock             2,500

James M. Koller     3/8/96    Bridge Note            $25,000          $25,000


                              Common Stock             2,500

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS (CONTINUED)


                              Class of            Amount of
                    Date      Securities          Securities Sold  Consideration
                    ------    ------------------  ---------------  -------------

John D. McKey, Jr.  3/8/96    Bridge Note            $50,000          $50,000
                              Common Stock             5,000

Robert Plakon       3/8/96    Bridge Note            $25,000          $25,000
                              Common Stock             2,500

Ronald Plakon       3/8/96    Bridge Note            $25,000          $25,000
                              Common Stock             2,500

Stephen E. Strang   3/8/96    Bridge Note            $25,000          $25,000
                              Common Stock             2,500

Gerald H. Stein     3/8/96    Bridge Note            $25,000          $25,000
                              Common Stock             2,500

James M. Koller     1/29/97   Common Stock             5,000          $11,233
                                                                  Compensation
                                                                as an employee

Christopher J.
  Maikisch          1/29/97   Common Stock             1,900          $4,305
                                                                  compensation
                                                                as an employee

Yellow Magic, Inc.  1/29/97   Common Stock            10,400          $33,950
                                                                   purchase of
                                                                      software

Michael S. Paul     7/3/97    Common Stock           375,000     Consideration
                                                                in acquisition
                                                                        of CDP

John S. Rafanello   7/3/97    Common Stock           375,000     Consideration
                                                                in acquisition
                                                                        of CDP


     The Common Stock and Bridge notes listed above were sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4
(2) of the Securities Act of 1933 and Rule 506 thereunder. The 1997 sales of Common Stock were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933 and Rule 506 thereunder.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

INITIAL PUBLIC OFFERING AND SUBSEQUENT USE OF PROCEEDS

     Pursuant to a registration statement on Form SB-2 with the Securities and Exchange Commission (File No. 0-27994), on May 17, 1996 the Company sold 1,150,000 shares of its common stock in its initial public offering. Gross proceeds were $6,325,000; net proceeds to the Company after paying all related costs of the offering were approximately $4,900,000. At December 31, 1997 the Company had used approximately $2,885,000 of the proceeds as follows:

               $300,000  Repayment of Bridge Notes
               $268,000  Repayment of promissory notes to shareholders
               $458,000  Acquisition of equipment
               $215,000 Acquisition of real property, net of mortgage financing $300,000 Acquisition of subsidiary
               $748,000  Working capital loans to subsidiary
               $596,000  Cash used in operating activities
             ----------
             $2,885,000

The remaining approximately $2,000,000 in net proceeds at December 31, 1997 were invested in U.S. Treasury securities and money market funds.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     The following table sets forth the Company's results of operations for the years ended December 31, 1997 and 1996, showing the results of PCNA and CDP separately:

                                          One year ended              ONE YEAR ENDED
                                        December 31, 1997       DEC. 31, 1997  DEC. 31, 1996
                                      PCNA            CDP*      CONSOLIDATED        PCNA
                                   ---------------------------------------------------------
Net sales                          $5,925,201     $3,693,757     $9,618,958    $3,332,612

Costs and expenses:
     Production                     1,725,441      1,062,613      2,788,054       927,820
     Marketing and selling          2,860,221        933,653      3,793,874     1,457,159
     Royalties                              -        513,211        513,211           -
     Depreciation                     150,451          9,536        159,987        93,055
     Amortization                      76,020              -         76,020           -
     General and administrative     1,965,326        728,297      2,693,623     1,573,489
                                   ------------------------------------------------------
                                    6,777,459      3,247,310     10,024,769     4,051,523
                                   ------------------------------------------------------

Income (loss) from operations        (852,258)       446,447       (405,811)      (718,911)

Other income (expense)                123,711        (14,142)       109,569        27,416
                                   ------------------------------------------------------

Income (loss) before
     provision for income taxes      (728,547)       432,305       (296,242)      (691,495)
Provision for income taxes                  0         50,000         50,000           -
                                   ------------------------------------------------------

Net income (loss)                   ($728,547)      $382,305      ($346,242)     ($691,495)
                                   ------------------------------------------------------
                                   ------------------------------------------------------

* Amounts shown for CDP are only since its acquisition on July 3, 1997

The Company's revenues for the year ended December 31, 1997 increased 189% from the same period a year earlier primarily due to the contribution of CDP's revenues of $3,693,757 since it was acquired on July 3, 1997 and due to an increase in the number of directories published by PCNA. PCNA's revenues increased 78% from fiscal 1996 to fiscal 1997. In 1996 PCNA published 46 directories with average net revenues of approximately $69,000 per directory.
In 1997 PCNA published 79 directories with average net revenues of approximately $75,000 per directory. During 1997, PCNA recognized $31,000 in revenues for the Atlanta Lawyer newsletter, which it is discontinuing publishing in mid-1998; PCNA had no revenues in 1997 relating to the Internet. During 1996, the Company recognized approximately $160,000 in revenues for the Atlanta Lawyer newsletter and Internet operations.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the Company's results of operations for the quarters ended December 31, 1997 and 1996, showing the results of PCNA and CDP separately:

                                          Three months ended       Three months ended
                                           December 31, 1997   Dec. 31, 1997  Dec. 31, 1996
                                         PCNA            CDP   Consolidated           PCNA
                                                   ------------------------               ---------------------------
Net sales                            $950,519     $3,323,782     $4,274,301     $1,019,806
Income (loss) from operations       ($610,140)      $720,203       $110,063      ($410,050)
Net income (loss)                   ($607,768)      $666,935        $59,167      ($454,487)


     As is apparent in the previous tables, the results for the fourth quarter and the fiscal year were significantly affected by the results of CDP. The results for the fiscal year do not include a $540,278 loss that CDP incurred in the first half of 1997, prior to the acquisition. The above results for PCNA and CDP include a $30,000 per month management fee and overhead allocation by PCNA to CDP.

     The pending sale of CDP as discussed below must be considered in connection with the foregoing discussion. As previously disclosed, CDP's business is highly seasonal and it recognizes most of its revenues in the fourth quarter. The Company will incur the effect of CDP's seasonality in 1998, which will have a significant negative impact in the first two quarters and a lesser, but expected negative, impact in the third quarter. If the Company sells CDP by the anticipated close date, the effect of its losses will be reduced in the second quarter and eliminated in the third quarter. Additionally, PCNA has not yet been able to remedy the factors contributing to its own losses and doesn't expect that actions that have been and that yet will be taken could allow PCNA to return to profitability until at least the fourth quarter of 1998. Anticipated losses in the first three quarters are expected to offset any possible profit that may be earned in the fourth quarter.

     The Company believes that a primary cause of its losses in 1997 was the inability of PCNA to efficiently increase its selling capacity to keep pace with the expansion of its contract base and its inability to manage growth. The Company's management believes it could have realized approximately the same aggregate volume of revenues over the same period of time for fewer directories; stated differently, PCNA's advertising sales force was unable to sell adequately for the contract base that had been acquired. In mid-1997, PCNA expanded the size of its sales force from approximately 65 to as many as 110. In doing so, average sales per salesperson decreased significantly and selling expense as a percentage of revenues increased. Therefore, while average revenues per directory increased somewhat in 1997, PCNA's marketing and selling expense, which is mostly costs associated with the sale of advertising in print directories, rose to 48% of revenues from 44% in 1996. In late 1997 the sales force was reduced and a number of actions intended to improve efficiencies were implemented. These actions generally resulted in improved revenues per salesperson in the first quarter of 1998. A new national sales manager with thirty years of management experience in directory publishing started at PCNA in January 1998. This new national sales manager is expected to continue the improved efficiencies which will permit PCNA to again expand the sales force while maintaining higher productivity. No assurances can be given that sales efficiencies will improve over the balance of 1998.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

RESULTS OF OPERATIONS (CONTINUED)

     In an effort to return to profitability, the Company is currently researching new directory programs that will help reduce overall publishing risk. In January 1998, PCNA entered into an agreement to publish the official membership directory for the bar of the state of California; this directory is now scheduled for publication in December, 1998. This agreement provides for the sale of directories to the membership, with a portion of the proceeds going to a foundation of the bar and a portion going to PCNA. All proceeds from the sale of advertising are retained by the Company.

     The following table sets forth the Company's results of operations in percentages for the years ended December 31, 1997 and 1996, had CDP's expenses in 1997 prior to the acquisition been included:

Pro forma presentation.             One year ended     ONE YEAR ENDED
See notes below.                   December 31, 1997  DEC. 31,  DEC. 31,
                                    PCNA       CDP      1997      1996
                                   -------------------------------------

Net sales                           100%      100%      100%      100%
Costs and expenses:
     Production                      29%       29%       29%       28%
     Marketing and selling           48%       32%       42%       44%
     Royalties                         -       14%        5%        -
     Depreciation                     3%        0%        2%        3%
     Amortization                     1%         -        1%        -
     General and administrative      33%       27%       31%       47%
                                   -------------------------------------
                                    114%      102%      110%      122%
                                   -------------------------------------
Income (loss) from operations       (14%)      (2%)     (10%)     (22%)
Other income (expense)                2%       (1%)       1%        1%
                                   -------------------------------------
Income (loss) before
     Provision for income taxes     (12%)      (3%)      (9%)     (21%)
Provision for income taxes            0%        1%        1%        0%
                                   -------------------------------------
Net income (loss)                   (12%)      (4%)      (9%)     (21%)
                                   -------------------------------------
                                   -------------------------------------

Notes for table above: General and administrative expenses above include a $180,000 ($30,000 per month since the acquisition) management fee and overhead allocation by PCNA to CDP. December 31, 1996 results do not include CDP's operations. Pro forma presentation: The percentages above for CDP and the consolidated company for fiscal 1997 are as if CDP's expenses for the first half of 1997, prior to the acquisition, are included. This is done in consideration of the mid-year acquisition and the seasonality of CDP's business, in order to make the annual amounts comparable.

     PCNA's production expense as a percentage of net revenues rose 1.3% primarily as a result of an increase in third-party printing expense, which rose 2.4% as a percentage of net revenues. Production labor costs as a percentage of net revenues were relatively unchanged from 1996 to 1997, given the inclusion of $54,000 of sub-contracted labor costs in 1997 where there were none in 1996. As can be seen in the table above, production expense as a percentage of net revenues is very similar between PCNA and CDP. CDP typically produces significantly greater quantities of each of its directories than PCNA and it typically uses lower cost paper stock than PCNA, based upon the demographics of the recipients of the respective directories.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

RESULTS OF OPERATIONS (CONTINUED)

     The increase in PCNA's marketing and selling expense to 48% of net revenues in 1997 from 44% in 1996 is primarily attributable to sales payroll expense. Overhead relating to the opening of the Lakeland, Florida, sales office also contributed to this increase.


     The most significant factor in the reduction of PCNA's general and administrative expense as a percentage of net revenues was payroll. General and administrative payroll and related taxes were 11.9% of net revenues in 1997, compared to 17.6% in 1996. PCNA's bad debt expense, which is the largest component of general and administrative expense other than payroll, was 10.1% of net revenues in 1997, compared to 12.7% in 1996. Management is continuing to take actions that it expects will further reduce bad debt expense in 1998.
CDP's bad debt expense was 4.8% of net revenues in 1997. A high percentage of CDP's sales are made in person on the advertisers' premises, whereas all of PCNA's sales are made by telephone.

     In CDP's marketplace, competitive forces often require payment of royalties to the colleges or universities in order to win publishing agreements. In 1997 CDP's royalty expense was approximately 14% of net revenues.

     Amortization expense is mostly related to the goodwill resulting from the acquisition of CDP.

SALE OF CDP

     In response to PCNA's losses, which are expected to continue at least through the third quarter of 1998, the Company elected to take action to improve its liquidity. Accordingly, on April 2, 1998 the Board of Directors of the Company approved a resolution to sell CDP to an investment group headed by the two former shareholders of CDP (and current management of CDP). On April 14, 1998 a definitive agreement was signed by the parties involved in the transaction and is expected to close by June 2, 1998, subject only to the buyer obtaining the necessary financing. The Company will receive approximately $1,400,000, which includes repayment of $1,100,000 of loans to CDP.. In addition, the Company will receive the 750,000 shares of its common stock which were issued as part of the Merger Consideration, a $100,000 promissory note due no later than December 15, 1999, and $200,000 of preferred stock which is convertible into $1,000,000 of the buyer's common stock upon an initial public offering of the buyer.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $1,710,304 in cash and equivalents and $1,007,050 in U.S. Treasury securities.

     The Company'sprincipal debt is a mortgage relating toits land and building purchased in September, 1996 for use as its corporate headquarters. The balance due on the mortgage as of December 31, 1997 was $746,666. At December 31, 1997 the Company's investment in the land and building was approximately $1,015,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Financial Statements.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company used approximately $438,000 of cash in operating activities in 1997, compared to approximately $74,000 used in 1996. The largest cause of the usage in 1997 was the increase in accounts receivable, which wasprimarily due to an increase in CDP's net accounts receivable from the acquisition date of approximately $1,205,000. This increase reflects CDP's seasonality with most of its revenues occurring in the fourth quarter.

     During 1997, the Company invested $394,950 in the acquisition of CDP, net of the cash balance acquired. In the fourth quarter, the Company fully paid a $450,000 balance on a credit line which CDP had with its bank. Also during 1997, the Company made purchases of property and equipment of approximately $263,000. Due to the highly seasonal nature of CDP's business, financing for working capital is required until the latter part of the year. In December 1997 and January 1998, PCNA loaned CDP an additional $900,000 working capital pursuant to an inter-company promissory note bearing an interest rate of one-half percent below prime.

     Based on current cash and investment balances and the Company's anticipated sale of its subsidiary, CDP, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more. If the Company is unable to close on the sale of CDP now contemplated, the Company anticipates that it will have sufficient cash resources to fund PCNA's operations; however, it anticipates that in early 1999 CDP will require additional outside financing.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for 1996 have been restated to conform to the Statement 128 requirements.

YEAR 2000 CONSIDERATIONS

In the next two years, many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. All computer software used by the Company is run upon personal computers. The Company is in the process of identifying the software applications and hardware devices expected to be impacted by this issue. It has determined that its primary database application for sales order management and billing is Year 2000 compliant. Although the Company's general ledger system currently is not Year 2000 compliant, the system has a very large base of users and its vendor has reported that a new version due out in mid-1998 will be able to upgrade the system now in use by the Company to be Year 2000 compliant. The Company believes that all of its desktop publishing software is Year 2000 compliant. The Company does not expect the cost of addressing any Year 2000 issue will be a material event or uncertainty that would have a material adverse effect on future operating results or financial conditions.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


FORWARD-LOOKING STATEMENTS


     Certain statements contained in Item 6. "Management's Discussion and Analysis or Plan of Operation - Results of Operations, Sale of CDP and Liquidity and Capital Resources" are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those included in the forward-looking statements. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Some of the qualifying factors involve risks and uncertainties which are keyed to the forward-looking statements identified below:

     - PCNA's losses through at least the first three quarters and possible profit in the fourth quarter of 1998. The extent of PCNA's losses and its performance during the fourth quarter will depend in part upon whether PCNA is able to improve its sales efficiencies, publish directories within the timeframes anticipated and otherwise manage its growth efficiently.

     - The ability of PCNA's new national sales manager to continue the improved efficiencies and anticipated expansion of its sales force. Qualifying factors include the new sales manager's management abilities and the Company's ability to expand its sales force without impairing productivity.

     - Further reduction of bad debt expense in 1998. The Company is depending upon internal changes to its operations resulting in reduction of bad debt expense. The Company's advertisers may balk at certain changes which may result in no further improvements to bad debt expense.

     - Sale of CDP. The sale of CDP is contingent upon the buyer obtaining the necessary financing. This, in turn, is dependent upon the buyer's ability to locate suitable investors willing to take the appropriate investment risk and upon the willingness of CDP's prior lender to provide a substantial line of credit to the buyer.

     - The Company's future liquidity. The Company's future liquidity is subject to the sale of CDP and, if that transaction does not close, it is subject to obtaining financing from some third party. Such financing is subject to all of the uncertainties intended to obtaining future financing including CDP's operating performance, PCNA's operating performance and existing economic conditions.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

ITEM 7.   FINANCIAL STATEMENTS


                   THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                   AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL STATEMENTS

                       Years ended December 31, 1997 and 1996


                                      CONTENTS


Report of Independent Certified Public Accountants . . . . . . . . . . . . 21

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . 22
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . 23
Consolidated Statements of Shareholders' Equity. . . . . . . . . . . . . . 24
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 25
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 27

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997



                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Publishing Company of North America, Inc.

We have audited the accompanying consolidated balance sheets of The Publishing Company of North America, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Publishing Company of North America, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Orlando, Florida
February 13, 1998

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                    The Publishing Company of North America, Inc.

                             Consolidated Balance Sheets

                                                          DECEMBER 31
                                                     1997            1996
                                                  -------------------------
ASSETS
Current assets:
  Cash and cash equivalents                       $1,710,304     $1,760,831
  Available-for-sale securities                    1,007,050      2,477,500
  Accounts receivable, less allowance for
    doubtful accounts of $414,693 and
    $267,787 in 1997 and 1996, respectively        1,308,884        228,997
  Directories in progress                            463,414        144,823
  Refundable income taxes                                  -         72,068
  Other current assets                                65,010         17,544
                                                  -------------------------
Total current assets                               4,554,662      4,701,763

Property and equipment, net                        1,481,549      1,329,783
Goodwill, net                                      1,898,680              -
Other assets                                         116,786         66,417
                                                  -------------------------
Total assets                                      $8,051,677     $6,097,963
                                                  -------------------------
                                                  -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $1,013,787     $  234,334
  Accrued expenses                                   552,529        205,670
  Income taxes payable                                50,000              -
  Deferred revenue                                   894,109        460,434
  Capitalized leases                                   5,358              -
  Mortgage payable                                    53,333         48,889
                                                  -------------------------
Total current liabilities                          2,569,116        949,327

Capitalized leases payable after one year             10,717              -
Mortgage payable after one year                      693,333        751,111
                                                  -------------------------
Total liabilities                                  3,273,166      1,700,438


Commitments and contingencies

Shareholders' equity:
  Common shares, no par value:
    15,000,000 shares authorized, 4,869,900
    and 4,114,000 shares issued and
    outstanding in 1997 and 1996, respectively     5,834,698      5,137,565
  Unrealized loss on available-for-sale securities    (3,033)       (13,024)
  Accumulated deficit                             (1,037,737)      (691,495)
  Unearned compensation, net                         (15,417)       (35,521)
                                                  -------------------------
Total shareholders' equity                         4,778,511      4,397,525
                                                  -------------------------
Total liabilities and shareholders' equity        $8,051,677     $6,097,963
                                                  -------------------------
                                                  -------------------------

SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                    The Publishing Company of North America, Inc.

                         Consolidated Statements of Operations


                                                   YEAR ENDED DECEMBER 31
                                                     1997           1996
                                                ---------------------------
Net sales                                       $  9,618,958   $  3,332,612

Cost and expenses:
  Production                                       2,788,054        927,820
  Marketing and selling                            3,793,874      1,457,159
  Royalties                                          513,211              -
  Depreciation                                       159,987         93,055
  Amortization                                        76,020              -
  General and administrative                       2,693,623      1,573,489
                                                ---------------------------
                                                  10,024,769      4,051,523
                                                ---------------------------
Loss from operations                                (405,811)      (718,911)
                                                ---------------------------

Other income                                         109,569         27,416
                                                ---------------------------
Loss before income tax expense                      (296,242)      (691,495)

Income tax expense                                    50,000              -
                                                ---------------------------
Net loss                                         $  (346,242)   $  (691,495)

Net loss per common share - basic                $      (.08)   $      (.19)
                                                ---------------------------
                                                ---------------------------

Shares used in computation of
  net loss per share - basic                       4,366,431      3,579,227
                                                ---------------------------
                                                ---------------------------

SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                    The Publishing Company of North America, Inc.

                    Consolidated Statement of Shareholders' Equity

                                                                                  RETAINED
                                                                                  EARNINGS
                                                    COMMON        UNREALIZED    (ACCUMULATED    UNEARNED
                                                     STOCK           LOSS         DEFICIT)    COMPENSATION       TOTAL
                                                  ----------------------------------------------------------------------
Balance at January 1, 1996                        $      100     $  (17,520)    $  567,178     $        -     $  549,758
  Issuance of common stock                         4,976,215              -              -              -      4,976,215
  Shareholder distributions                                -              -       (447,178)             -       (447,178)
  Transfer of undistributed earnings                 120,000              -       (120,000)             -              -
  Unrealized holding gain on
    available-for-sale security                            -          4,496              -              -          4,496
  Restricted stock granted                            41,250              -              -        (41,250)             -
  Amortization of unearned compensation                    -              -              -          5,729          5,729
  Net loss                                                 -              -       (691,495)             -       (691,495)
                                                  ----------------------------------------------------------------------
Balance at December 31, 1996                       5,137,565        (13,024)      (691,495)       (35,521)     4,397,525
  ISSUANCE OF RESTRICTED COMMON STOCK
    FOR ACQUISITION                                  687,500              -              -              -        687,500
  ISSUANCE OF COMMON STOCK                            15,633              -              -              -         15,633
  FORFEITURE OF COMMON STOCK GRANTS                  (13,500)             -              -         13,500              -
  UNREALIZED HOLDING GAIN ON AVAILABLE-
    FOR-SALE SECURITIES, NET OF LOSS                       -          9,991              -              -          9,991
  RESTRICTED STOCK GRANTED                             7,500              -              -         (7,500)             -
  AMORTIZATION OF UNEARNED COMPENSATION                    -              -              -         14,104         14,104
  NET LOSS                                                 -              -       (346,242)             -       (346,242)
                                                  ----------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                      $5,834,698      $  (3,033)   $(1,037,737)      $(15,417)    $4,778,511
                                                  ----------------------------------------------------------------------
                                                  ----------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                    The Publishing Company of North America, Inc.

                        Consolidated Statements of Cash Flows

                                                     YEAR ENDED DECEMBER 31
                                                      1997           1996
                                                 ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $  (346,242)   $  (691,495)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                     236,007         93,055
   Accretion of unearned compensation                 14,104          5,729
   Bad debt expense                                  773,539        422,460
   Exchange of advertising for machinery
    and equipment                                     (9,025)       (12,639)
   Accretion of bridge notes                               -         77,778
   (Gain) loss on sale of securities                 (53,769)         4,953
   Changes in assets and liabilities, net
    of acquisition of business:
     Increase in accounts receivable              (1,847,957)      (334,444)
     Increase in directories in progress              (9,281)       (57,205)
     Decrease (increase) in refundable
       income taxes                                   72,068        (72,068)
     Increase in other assets                       (122,658)       (67,214)
     Increase in accounts payable                    717,593        201,016
     Increase in income taxes payable                 50,000              -
     (Decrease) increase in deferred revenue          (4,933)       190,177
     Increase in accrued expenses                     92,623        165,903
                                                 ---------------------------
Net cash used in operating activities               (437,931)       (73,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash
 balance acquired                                   (394,950)             -
Purchases of available-for-sale securities        (1,375,790)    (4,441,315)
Sales of available-for-sale securities             2,910,000      1,979,858
Purchases of property and equipment                 (262,566)    (1,241,000)
                                                 ---------------------------
Net cash provided by (used in)
 investing activities                                876,694     (3,702,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage payable                             -        800,000
Proceeds from bridge notes                                 -        300,000
Repayment of bridge notes                                  -       (300,000)
Shareholder distributions                                  -       (178,871)
Repayment of promissory notes to shareholders              -       (268,307)
Net proceeds from initial public offering
 of common shares                                          -      4,898,437
Common stock issued as compensation                   15,633              -
Repayment of capital lease obligation                 (1,590)             -
Repayment of bank debt acquired in
 business acquisition                               (450,000)             -
Repayment of mortgage principal                      (53,333)             -
                                                 ---------------------------
Net cash (used in) provided by
 financing activities                               (489,290)     5,251,259
                                                 ---------------------------
Net (decrease) increase in cash
 and cash equivalents                                (50,527)     1,474,808
Cash and cash equivalents at beginning of year     1,760,831        286,023
                                                 ---------------------------
Cash and cash equivalents at end of year          $1,710,304     $1,760,831
                                                 ---------------------------
                                                 ---------------------------

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                    The Publishing Company of North America, Inc.

                  Consolidated Statements of Cash Flows (continued)

                                                     YEAR ENDED DECEMBER 31
                                                      1997           1996
                                                 ---------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Income taxes paid                                $       -      $  72,068
                                                 ---------------------------
                                                 ---------------------------

  Interest paid                                    $  79,007      $  89,472
                                                 ---------------------------
                                                 ---------------------------
Supplemental noncash investing and
  financing activities:
  Acquisition of business by issuance
   of common stock                                 $ 687,500      $       -
                                                 ---------------------------
                                                 ---------------------------

  Exchange of advertising for supplies             $  29,578      $  33,487
                                                 ---------------------------
                                                 ---------------------------

  Distribution to shareholders in exchange
   for promissory notes                            $       -      $ 268,307
                                                 ---------------------------
                                                 ---------------------------

  Acquisition of property and equipment
   by capital leases                               $   7,594      $       -
                                                 ---------------------------
                                                 ---------------------------


SEE ACCOMPANYING NOTES.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                    The Publishing Company of North America, Inc.
                      Notes to Consolidated Financial Statements

                                  December 31, 1997

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Publishing Company of North America, Inc. (PCNA) began operations on September 30, 1993. The primary business activity of PCNA is publishing membership directories for bar associations and selling advertising in those directories. PCNA markets its directories to associations throughout the continental United States. PCNA's wholly-owned subsidiary, College Directory Publishing, Inc. (CDP), publishes college and university student campus directories and derives its revenues from selling advertising in those directories.

CONSOLIDATION

The consolidated financial statements include the accounts of PCNA and its wholly-owned subsidiary, CDP (collectively, the Company) since the acquisition of CDP on July 3, 1997 (see Note 7). Intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association and campus directories. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. Prior to December 31, 1997, amounts outstanding more than six months but less than one year were included as accounts receivable but fully provided for in the allowance for doubtful accounts. At December 31, 1997 all amounts outstanding in excess of six months are written off.

AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. Fair value is determined by readily available market quotations. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation for machinery and equipment and office furniture and fixtures is computed using straight-line and accelerated methods over five to ten years. Real property is depreciated using the straight-line method over 30 years. Leasehold improvements are depreciated using the straight-line method over the remaining lease term. Equipment purchased under capital lease is amortized over the life of the lease using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

During 1997, advertising sales in any one directory did not exceed 10% of the revenues of the Company. During 1996, advertising sales from the publication of one bar directory accounted for approximately 15% of the Company's revenues.

GOODWILL

Goodwill resulting from the acquisition of CDP is being amortized using the straight-line method over twenty years.

INCOME TAXES

Until January 1, 1996, the Company elected by consent of its shareholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal corporate income taxes on its taxable income; instead, the shareholders were liable for individual federal income taxes on the Company's taxable income. In March 1996, the Company terminated its S Corporation status effective January 1, 1996 and thereafter became taxed as a C Corporation. As a direct result of this conversion, a deferred tax liability of $48,110 was recognized and charged to income as of January 1, 1996. In March 1996, the Company made a distribution of $178,871 to existing shareholders for estimated federal income taxes due on 1995 S Corporation income and the Company issued $268,307 of notes payable to existing shareholders for S Corporation earnings not previously declared as dividends during 1995. These notes were paid in July 1996.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

The costs of advertising are expensed as incurred. For the years ended December 31, 1997 and 1996, advertising costs included in marketing and selling costs were $78,167 and $38,261, respectively.

STOCK-BASED COMPENSATION

In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION. SFAS No. 123 allows companies to continue to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. The Company has elected to continue its APB Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the proforma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for 1996 have been restated to conform to the Statement 128 requirements.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the 1996 financial statements have been reclassified to conform to the presentation adopted in 1997.

2. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities and the related gross unrealized gains and losses were as follows:

                                                 DECEMBER 31, 1997
                              ------------------------------------------------
                                              GROSS        GROSS     ESTIMATED
                                            UNREALIZED   UNREALIZED     FAIR
                                  COST         GAINS       LOSSES      VALUE
                              ------------------------------------------------

U.S. Treasury Securities      $  976,063     $22,987         $  -  $  999,050
Equity Securities                 34,020           -      (26,020)      8,000
                              ------------------------------------------------
                              $1,010,083     $22,987     $(26,020) $1,007,050
                              ------------------------------------------------
                              ------------------------------------------------


                                                 DECEMBER 31, 1997
                              ------------------------------------------------
                                              GROSS        GROSS     ESTIMATED
                                            UNREALIZED   UNREALIZED     FAIR
                                  COST         GAINS       LOSSES      VALUE
                              ------------------------------------------------

U.S. Treasury Securities      $2,456,504     $15,404    $  (3,908) $2,468,000
Equity Securities                 34,020           -      (24,520)      9,500
                              ------------------------------------------------
                              $2,490,524     $15,404     $(28,428) $2,477,500
                              ------------------------------------------------
                              ------------------------------------------------

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 DECEMBER 31
                                               1997        1996
                                           ----------------------

     Land                                 $  255,000   $  255,000
     Building                                760,387      733,884
     Machinery and equipment                 706,212      414,068
     Office furniture and equipment           92,697       50,205
                                           ----------------------
                                           1,814,296    1,453,157
     Less accumulated depreciation          (332,747)    (123,374)
                                           ----------------------
                                          $1,481,549   $1,329,783
                                           ----------------------
                                           ----------------------
4. INCOME TAXES

The Company terminated its S Corporation status effective January 1, 1996, at which time the Company became subject to corporate federal and state income taxes. At December 31, 1997, the Company had available net operating loss carryforwards of approximately $773,000 for federal income tax purposes. These net operating loss carryforwards expire approximately $423,000 in 2011 and $350,000 in 2012. Management has not completed the complex analysis to determine if an "ownership change," as defined by Section 382 of the Internal Revenue Code of 1986, as amended, occurred during calendar year 1997. If an "ownership change" occurred, the utilization of existing net operating loss carryforwards on an annual basis could be limited.

The 1997 provision for income taxes is comprised solely of a current state income tax payable related to the operations of CDP since the July 1, 1997 acquisition date.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

4. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

                                                             DECEMBER 31
                                                           1997        1996
                                                       ----------------------
DEFERRED TAXES
Income taxes computed at the federal
 statutory rate of 34%                                 $ (100,722) $ (235,109)
State income taxes, net of federal benefit                 24,993     (24,617)
Goodwill amortization                                      16,525           -
Officers life insurance                                     6,527       1,096
Cumulative effect of converting to C Corporation                -      26,405
Other                                                       4,606       3,437
Change in valuation allowance                              98,071     228,788
                                                       ----------------------
Total                                                  $   50,000  $        -
                                                       ----------------------
                                                       ----------------------

The components of the deferred income tax asset and liability are as follows:

                                                             DECEMBER 31
                                                           1997        1996
                                                       ----------------------
Deferred tax assets:
  Allowance for doubtful accounts                      $  156,049        $  -
  Net operating loss carryforward                         290,820      48,171
  Unearned compensation                                     7,463           -
  Accounts payable                                         23,366      88,180
  Accrued expenses                                         77,328      69,603
  Deferred revenue                                        123,786     173,299
  Other                                                         -       4,901
                                                       ----------------------
Total deferred tax assets                                 678,812     384,154
                                                       ----------------------

Deferred tax liabilities:
  Prepaid expenses                                         (1,453)          -
  Property and equipment                                  (25,576)    (17,223)
  Accounts receivable                                     (46,394)    (83,646)
  Directories in progress                                (119,886)    (54,497)
  Other                                                   (10,344)          -
                                                       ----------------------
Total deferred tax liabilities                           (203,653)   (155,366)
                                                       ----------------------

Valuation allowance                                      (475,159)   (228,788)
                                                       ----------------------
Total                                                  $        -   $       -
                                                       ----------------------
                                                       ----------------------

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

4. INCOME TAXES (CONTINUED)

The valuation allowance was increased during the year to reserve for the deferred assets generated during 1997 and the deferred tax asset recorded with the acquisition of College Directory Publishing, Inc.

5. LEASE OBLIGATIONS

During 1997, the Company entered into certain non-cancelable leases which are classified as capital leases, and the leased assets in the amount of $18,200 are included as part of property and equipment at December 31, 1997. The leases include bargain purchase options upon expiration of the agreements.

The Company leases office space, equipment and vehicles under operating leases expiring in various years through 2001. Approximate future minimum lease payments under operating and capital noncancelable leases in the aggregate are:

     Year ended December 31:
       1998                                 $199,000
       1999                                  127,000
       2000                                   50,000
       2001                                    1,000
                                            --------
     Total minimum future rental payments   $377,000
                                            --------
                                            --------

For the years ended December 31, 1997 and 1996, total rental expenses were $135,896 and $89,720, respectively.

6. MORTGAGE PAYABLE

In September 1996, the Company purchased for approximately $900,000 land and a building in Lake Helen, Florida, for use as its corporate headquarters. Modifications to improve the property's usefulness to the Company raised the investment to approximately $1,015,000 at December 31, 1997. In December 1996, the Company closed on an $800,000 mortgage on this property. Monthly principal payments are due along with accrued interest on the outstanding principal based upon the LIBOR (London InterBank Offering Rate) plus 250 basis points. The interest rate charged on the mortgage was 8.125% at December 31, 1997. In December 2011, a final balloon payment is due of the then remaining principal balance together with any unpaid interest accrued.

The mortgage is secured by assets with a carrying value of approximately $1,425,000 at December 31, 1997.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

6. MORTGAGE PAYABLE (CONTINUED)

The mortgage becomes due for the years ended December 31 as follows:

     1998                      $  53,333
     1999                         53,333
     2000                         53,333
     2001                         53,333
     2002                         53,333
     Thereafter                  480,001
                               ---------
                               $ 746,666
                               ---------
                               ---------

The mortgage agreement requires the Company, among other provisions, to maintain minimum levels of funds flow (as defined in the agreement). The covenant was not met as of and for the year ended December 31, 1997 and the Company has obtained a waiver of the required minimum level of funds flow through January 1, 1999. Accordingly, amounts payable under the mortgage agreement are classified as long-term in the accompanying balance sheet.

7. ACQUISITION OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders. Up to 250,000 of the shares are subject to cancellation if CDP's net pre-tax income does not aggregate at least $1,875,000 over a three-year period commencing January 1, 1997. Additionally, the two former stockholders of CDP are entitled to each receive 12-1/2% of CDP's net pre-tax income for each of the three fiscal years beginning January 1, 1997 which will be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $1,947,282 which is being amortized on a straight line basis over 20 years. As of December 31, 1997, $48,602 of goodwill had been amortized.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

7. ACQUISITION OF COLLEGE DIRECTORY PUBLISHING, INC. (CONTINUED)

The unaudited pro forma information for the periods set forth below give effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations which would have actually been reported had the merger been consummated as of that time, nor is it intended to project future financial positions or results of operations.

                                           YEAR ENDED DECEMBER 31
     Unaudited                                1997        1996
                                           ----------------------

     Net sales                            $9,642,934   $5,868,307
                                           ----------------------
                                           ----------------------

     Net loss                             $ (886,520)  $ (734,642)
                                           ----------------------
                                           ----------------------

     Net loss per common share - basic    $    (0.20)  $    (0.18)
                                           ----------------------
                                           ----------------------

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

9. RELATED PARTY TRANSACTIONS

In April 1997, the Company issued 6,900 shares of its common stock to two of its employees, including its Chief Financial Officer, in lieu of cash compensation for 1996 services. The Company had recorded the fair value of these awarded but unissued shares as expense and deferred compensation in its financial statements as of December 31, 1996.

In July 1997, in conjunction with its acquisition of CDP, the Company entered into three-year written employment agreements with the two former stockholders of CDP. The agreements call for salary levels and certain benefits including use of a leased car and health insurance coverage for the stockholders and their dependents.

In March 1996, the Company borrowed $300,000 through the private placement of units consisting of an aggregate $300,000 principal amount of Bridge Notes and an aggregate of 30,000 shares of common stock. The Bridge Notes bore interest at a rate of 8% per annum and

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

9. RELATED PARTY TRANSACTIONS (CONTINUED)

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

During 1997, the Company paid $25,000 each to two of its shareholders in accordance with the terms of consulting agreements.

10. SHAREHOLDERS' EQUITY

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

In March, 1996 the Board of Directors approved the Company's 1996 Stock Plan (the Plan) covering 500,000 shares of the Company's common stock. The plan provides for incentive stock options, non-qualified stock options, non-discretionary stock options, and awards of stock to employees, officers, directors, and certain other parties related to the Company. Generally, grants of options are exercisable each December 31 equally over three or five years and they expire ten years from the date of grant.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

10. SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes option activity from the Plan's inception through December 31, 1997:



                                                                   WEIGHTED
                                                 EXERCISE PRICE     AVERAGE
                                    SHARES            RANGE      EXERCISE PRICE
                                    -------------------------------------------

Outstanding at January 1, 1996           -        $          -       $   -
  Granted                           15,000            2.75            2.75
  Granted                          108,500           5.50-6.25        5.71
  Forfeited                         (2,000)            5.50           5.50
                                    ---------------------------------------
Outstanding at December 31, 1996   121,500           2.75-6.25        5.35
  Granted                          202,100           1.88-2.63        2.24
  Granted                           51,500           2.88-3.50        3.09
  Granted                           50,000            5.50            5.50
  Forfeited                        (18,500)         2.63-2.75        2.69
  Forfeited                        (10,000)            6.25           6.25
                                    ---------------------------------------
Outstanding at December 31, 1997   396,600        $1.875-$6.25       $3.59
                                    ---------------------------------------
                                    ---------------------------------------

Exercisable at December 31, 1996     5,000             $2.75         $2.75
                                    25,300           5.50-6.25        5.80
                                    ---------------------------------------
                                    30,300          $2.75-$6.25      $5.29
                                    ---------------------------------------
                                    ---------------------------------------

Exercisable at December 31, 1997    92,320          $1.88-2.75       $2.17
                                     7,500           2.88-3.13        3.03
                                    55,600           5.50-6.25        5.70
                                    ---------------------------------------
                                   155,420          $2.75-$6.25      $3.47
                                    ---------------------------------------
                                    ---------------------------------------

The weighted average exercise price of options vested at December 31, 1997 and 1996 was $3.47 and $5.29 per share, respectively. The average contractual life remaining on options outstanding at December 31, 1997 and 1996 was 8.63 and 9.43 years, respectively.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

10. SHAREHOLDERS' EQUITY (CONTINUED)

PRO FORMA DISCLOSURES

Pro forma information regarding net income is required by FASB Statement 123 ACCOUNTING FOR STOCK-BASED COMPENSATION, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 5.43% and 5.82%, respectively; dividend yields of 0% and 0%, respectively; volatility factor of 1.040 and 0.682, respectively; and a weighted-average expected life of the options of five years during both 1997 and 1996.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share for the years ended December 31, 1997 and 1996 are as follows:

                                                    1997            1996
                                                ---------------------------

     Pro forma net loss                        $(534,115)        $(760,129)
                                                ---------------------------
                                                ---------------------------

     Pro forma net loss per share--basic        $  (0.12)         $  (0.21)
                                                ---------------------------
                                                ---------------------------

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

10. SHAREHOLDERS' EQUITY (CONTINUED)

RESTRICTED STOCK

The Company granted 9,000 restricted shares of its common stock in 1996 to certain of its directors and 3,000 such shares were granted to one of its directors in 1997. The number of shares and related value used in computing unearned compensation, which is shown as a separate component of shareholders' equity in the balance sheet, are as follows:

                                                  MARKET VALUE  TOTAL MARKET
                                                   PER SHARE      VALUE AT
                                     SHARES AT     GRANT DATE    GRANT DATE
                                     --------------------------------------

Outstanding at January 1, 1996           -        $   -           $      -
  Granted                            3,000           2.75            8,250
  Granted                            6,000           6.25           37,500
                                     --------------------------------------
Outstanding at December 31, 1996     9,000         2.75-6.25        45,750
  Granted                            3,000           2.50            7,500
  Forfeited                         (2,000)          2.75           (5,500)
  Forfeited                         (2,000)          6.25          (12,500)
                                     --------------------------------------
Outstanding at December 31, 1997     8,000        $2.50-$6.25     $ 35,250
                                     --------------------------------------
                                     --------------------------------------

The unearned compensation is being amortized over the respective vesting period of the shares. Expense charged against operations during 1997 and 1996 was $14,104 and $5,729, respectively.

STOCK WARRANTS

The underwriter of the Company's initial public offering purchased for $95 warrants to purchase up to 95,000 shares of the Company's common stock at $6.60 per share (120% of the initial public offering price). The warrants are exercisable for a period of four years commencing May 17, 1997, at which time holders of these warrants obtain certain registration rights. None of the warrants were exercised during 1997.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       1997         1996
                                                   ------------------------
Numerator:
 Net loss from continuing operations               $ (346,242)  $ (691,495)
                                                   ------------------------
 Numerator for basic earnings per share-
  loss available to common stockholders              (346,242)    (691,495)

Effect of dilutive securities                               -            -
                                                   ------------------------
 Numerator for diluted earnings per
  share-loss available to common stockholders
  after assumed conversions                          (346,242     (691,495)

Denominator:
 Denominator for basic earnings per share-
  weighted-average shares                           4,366,431    3,579,227
                                                   ------------------------

Net loss per common share                          $    (0.08)  $    (0.19)
                                                   ------------------------
                                                   ------------------------

In computing diluted EPS, options for 261,600 and 15,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive for the years ended December 31, 1997 and 1996, respectively.

12. EMPLOYEE BENEFIT PLAN

In April of 1996 the Company established a 401(k) Salary Reduction Plan covering substantially all employees with six months of service or more. Participants may contribute up to 15% of his or her annual compensation. The Company's matching contribution is determined annually by the Board of Directors. The Company's contributions were approximately $8,000 and $6,000 for 1997 and 1996, respectively.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

ITEM 13. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     On April 2, 1998, the Company's Board of Directors approved a resolution to sell CDP to an investment group including the two former shareholders and current management of CDP (Acquirer). The agreement executed on April 14, 1998 specifies a close date of June 2, 1998, contingent on the Acquirer's ability to obtain the requisite financing. The agreement provides for a cash payment of $1,400,000, of which $1,100,000 is in satisfaction of outstanding loans to CDP, a $100,000 promissory note due no later than December 15, 1999 and $200,000 of preferred stock of the Acquirer, convertible into $1,000,000 of the Acquirer's common stock upon certain conditions. Additionally, CDP will return the 750,000 common shares of the Company discussed in Note 7.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) OF THE EXCHANGE ACT

     Information concerning Directors, Executive Officers, Promoters and Control Persons is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1997, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning Executive Compensation is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1997, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1997, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1997, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1997.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

        Exhibit
          No.
        -------

       2.0          Agreement and Plan of Merger*

       3.1          Amended and Restated Articles of Incorporation**

       3.2 Form of First Amendment to Amended and Restated Articles of Incorporation**

       3.3          Amended and Restated Bylaws**

       4.1          Form of Common Stock Certificate***

       4.2          Form of Representative's Warrant Agreement**

     10.0           Form of Employment Agreement of Peter S. Balise***

     10.1           Form of Employment Agreement with D. Scott Plakon***

     10.2           1996 Stock Plan***

     10.3           Agreement to Sell College Directory Publishing, Inc.

     21.0           Subsidiaries of the Registrant

     23.0           Consent of Ernst & Young LLP

     27.0           Financial Data Schedule


               *    Contained in the Form 8-K/A No. 2 filed on October 8, 1997.

               ** Contained in Registration Statement on Form SB-2 filed on March 11, 1996.

               *** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

     b.  Reports on Form 8-K filed during the quarter ended December 31, 1997

            1. On October 8, 1997 the Company filed a report on Form 8-K/A
               No. 2 which included certain unaudited financial statements of CDP as a part of the Agreement and Plan of Merger. These unaudited financial statements had been redacted from the report on Form 8-K filed on July 18, 1997 pursuant to the Registrant's Request for Confidential Treatment filed by the Registrant on July 17, 1997.

            2. On December 19, 1997 the Company filed a report on Form 8-K which advised that there would be a reduction in the Company's revenues due to a postponement of shipment of certain directories in the quarter ended December 31, 1997. The report also advised that the Company may incur a loss for the year then ended.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf on April 15, 1998 by the undersigned, thereunto duly authorized.

THE PUBLISHING COMPANY OF NORTH AMERICA, INC.

                       /s/ Peter S. Balise
                       ---------------------------
                       President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures               Title                                   Date
-----------------------  ----------------------------------      ---------------


/s/ Peter S. Balise      Chairman of the Board of Directors      April 15, 1998
-----------------------
Peter S. Balise


/s/ D. Scott Plakon      Director                                April 15, 1998
-----------------------
D. Scott Plakon


/s/ Matt Butler                                                  April 15, 1998
-----------------------  Director
Matt Butler


/s/                      Director
-----------------------
Michael S. Paul



-----------------------  Director
Richard Silver


/s/ James M. Koller      Chief Financial Officer                 April 15, 1998
-----------------------  (Principal Financial Officer
James M. Koller          and Chief Accounting Officer)

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

                                       EXHIBITS

                                  Index to Exhibits

        Exhibit
          No.
        -------

       2.0          Agreement and Plan of Merger*

       3.1          Amended and Restated Articles of Incorporation**

       3.2 Form of First Amendment to Amended and Restated Articles of Incorporation**

       3.3          Amended and Restated Bylaws**

       4.1          Form of Common Stock Certificate***

       4.2          Form of Representative's Warrant Agreement**

     10.0           Form of Employment Agreement of Peter S. Balise***

     10.1           Form of Employment Agreement with D. Scott Plakon***

     10.2           1996 Stock Plan***

     10.3           Agreement to Sell College Directory Publishing, Inc.

     21.0           Subsidiaries of the Registrant

     23.0           Consent of Ernst & Young LLP

     27.0           Financial Data Schedule


               *    Contained in the Form 8-K/A No. 2 filed on October 8, 1997.

               ** Contained in Registration Statement on Form SB-2 filed on March 11, 1996.

               *** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996.