Form 10KSB/A
period 1997-12-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1998-04-29
CIK 1010615

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                   FORM 10-KSB/A


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB/A or any
amendment to this Form 10-KSB/A.    /X/

The registrant's revenues for its most recent fiscal year, ended December 31, 1997 were $9,618,958.

The aggregate market value of the registrant's voting stock held by non-affiliates, computed by reference to the last sale price per share as of March 31, 1998 was $2,832,000.

There were 4,869,900 shares of the registrant's Common Stock outstanding as of March 31, 1998.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-KSB/A - DECEMBER 31, 1997

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


                                      PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act. .42
Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .42
Item 11. Security Ownership of Certain Beneficial Owners and Management. . .42
Item 12. Certain Relationships and Related Transactions. . . . . . . . . . .42
Item 13. Exhibits and Reports on Form 8-K, Index . . . . . . . . . . . . . .43

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

     The Company is a Florida corporation which was organized in September 1993. Since inception, the number of print directories published by PCNA and its predecessor have increased from one directory in 1993, 16 directories in 1994, 33 directories in 1995, 46 directories in 1996, to 79 directories in 1997. The Company's senior management has approximately 20 years of combined experience in publishing print specialty directories. The high quality of the free print directories published by PCNA and PCNA's commitment to client service have contributed to PCNA's rapid pattern of growth.

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

SALES AND ADVERTISING

     Revenues generated from the sale of advertising enable PCNA to provide its publications free of charge to bar associations. PCNA uses account executives who specialize in selling advertisements by telephone to businesses which supply support services and products to the legal profession as well as to the general public. PCNA believes that through its in-house sales team of approximately 80 full-time account executives, it is better able to maintain quality control and establish a reputation for professionalism. PCNA's management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that PCNA is independent of the bar associations. Advertising is contained in a section entitled "Attorney Support Services" and follows a "yellow page" format in print directories. Because of sales inefficiencies PCNA is currently evaluating methods to improve its efficiencies.

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

BACKLOG

     The Company's backlog consists primarily of advertising agreements for directories which have not been published. As of March 1, 1998, PCNA's backlog was approximately $2,490,000 as compared to approximately $2,100,000 a year earlier and approximately $1,159,000 on March 1, 1996. CDP's backlog at March 1, 1998 was approximately $439,000; at March 1, 1997, CDP's backlog was approximately $187,000. CDP realizes a great portion of its annual sales in the summer months when it utilizes students on summer break as independent contractors to obtain sales in the campus areas. Since PCNA recognizes revenues when it ships its print directories, it anticipates that all of the March 1, 1998 backlog will be recognized as revenues during the current fiscal year.

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

     The following table sets forth the Company's results of operations in percentages for the years ended December 31, 1997 and 1996, had CDP's expenses in 1997 prior to the acquisition been included:


Pro forma presentation.             One year ended           ONE YEAR ENDED
See notes below.                   December 31, 1997  DEC. 31, 1997  DEC. 31, 1996
                                    PCNA       CDP    CONSOLIDATED            PCNA
                                   -----------------------------------------------
Net sales                           100%      100%          100%          100%
Costs and expenses:
     Production                      29%       29%           29%           28%
     Marketing and selling           48%       32%           42%           44%
     Royalties                         -       14%            5%            -
     Depreciation                     3%        0%            2%            3%
     Amortization                     1%         -            1%            -
     General and administrative      33%       27%           31%           47%
                                   -----------------------------------------------
                                    114%      102%          110%          122%
                                   -----------------------------------------------
Income (loss) from operations       (14%)      (2%)         (10%)         (22%)
Other income (expense)                2%       (1%)           1%            1%
                                   -----------------------------------------------
Income (loss) before
     Provision for income taxes     (12%)      (3%)          (9%)         (21%)
Provision for income taxes            0%        1%            1%            0%
                                   -----------------------------------------------
Net income (loss)                   (12%)      (4%)          (9%)         (21%)
                                   -----------------------------------------------
                                   -----------------------------------------------


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

     The Company's principal debt is a mortgage relating to its land and building purchased in September, 1996 for use as its corporate headquarters. The balance due on the mortgage as of December 31, 1997 was $746,666. At December 31, 1997 the Company's investment in the land and building was approximately $1,015,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Financial Statements.

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company used approximately $438,000 of cash in operating activities in 1997, compared to approximately $74,000 used in 1996. The largest cause of the usage in 1997 was the increase in accounts receivable, which was primarily due to an increase in CDP's net accounts receivable from the acquisition date of approximately $1,205,000. This increase reflects CDP's seasonality with most of its revenues occurring in the fourth quarter.

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

       4.1          Form of Common Stock Certificate***

       4.2          Form of Representative's Warrant Agreement**

     10.0           Form of Employment Agreement of Peter S. Balise***

     10.1           Form of Employment Agreement with D. Scott Plakon***

     10.2           1996 Stock Plan***

     10.3           Agreement to Sell College Directory Publishing, Inc.****

     21.0           Subsidiaries of the Registrant****

     23.0           Consent of Ernst & Young LLP****

     27.0           Financial Data Schedule****


               *    Contained in the Form 8-K/A No. 2 filed on October 8, 1997.

               ** Contained in Registration Statement on Form SB-2 filed on March 11, 1996.

               *** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996.

               **** Contained in the Form 10-KSB filed on April 15, 1998.

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

                    THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-KSB - DECEMBER 31, 1997

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf on April 28, 1998 by the undersigned, thereunto duly authorized.

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


Signatures               Title                                   Date
-----------------------  ----------------------------------      ---------------


/s/ Peter S. Balise      Chairman of the Board of Directors      April 28, 1998
-----------------------
Peter S. Balise


/s/ D. Scott Plakon      Director                                April 28, 1998
-----------------------
D. Scott Plakon


/s/ Matt Butler                                                  April 28, 1998
-----------------------  Director
Matt Butler


                         Director
-----------------------
Michael S. Paul



-----------------------  Director
Richard Silver


/s/ James M. Koller      Chief Financial Officer                 April 28, 1998
-----------------------  (Principal Financial Officer
James M. Koller          and Chief Accounting Officer)

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

       4.1          Form of Common Stock Certificate***

       4.2          Form of Representative's Warrant Agreement**

     10.0           Form of Employment Agreement of Peter S. Balise***

     10.1           Form of Employment Agreement with D. Scott Plakon***

     10.2           1996 Stock Plan***

     10.3           Agreement to Sell College Directory Publishing, Inc.****

     21.0           Subsidiaries of the Registrant****

     23.0           Consent of Ernst & Young LLP****

     27.0           Financial Data Schedule****


               *    Contained in the Form 8-K/A No. 2 filed on October 8, 1997.

               ** Contained in Registration Statement on Form SB-2 filed on March 11, 1996.

               *** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996.

               **** Contained in the Form 10-KSB filed on April 15, 1998.