Form 10QSB
period 1998-03-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1998-05-15
CIK 1010615

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1998


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

                               X   Yes           No
                              ---            ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                             OUTSTANDING AT MARCH 31, 1998
---------------------------                  -----------------------------
Common Stock:  no par value                           4,863,100


Transitional Small Business Disclosure Format (check one):    Yes       X  No
                                                           ---         ---

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998




                                      INDEX

                                                                                             Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
           Consolidated Balance Sheets
                     as of March 31, 1998 (unaudited) and December 31, 1997                      3

           Consolidated Statements of Operations
                     for the three months ended March 31, 1998 and 1997 (unaudited)              4

           Consolidated Statements of Cash Flows
                     for the three months ended March 31, 1998 and 1997 (unaudited)          5 - 6

           Notes to unaudited interim financial statements                                   7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
                     Condition and Results of Operations                                   10 - 12


                           PART II - OTHER INFORMATION

ITEM 5.  Other Information                                                                      13

ITEM 6.  Exhibits and Reports on Form 8-K                                                       13

           Exhibit 27 - Financial data schedule

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998



                                                   CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,          DECEMBER 31,
                                                                                                       1998                  1997
                                                                                     ---------------------------------------------
ASSETS                                                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                                  $   860,667           $ 1,710,304
     Available-for-sale securities                                                                1,021,171             1,007,050
     Accounts receivable, less allowance for doubtful
          accounts of $365,554 at March 31, 1998
          and $414,693 at December 31, 1997                                                         833,807             1,308,884
     Directories in progress                                                                        724,476               463,414
     Other current assets                                                                           232,229                65,010
                                                                                     ---------------------------------------------
Total current assets                                                                              3,672,350             4,554,662

Property and equipment, net                                                                       1,466,275             1,481,549
Goodwill, net                                                                                     1,874,339             1,898,680
Other assets                                                                                        100,905               116,786
                                                                                     ---------------------------------------------
Total assets                                                                                    $ 7,113,869           $ 8,051,677
                                                                                     =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                           $   349,014           $ 1,013,787
     Accrued expenses                                                                               473,019               552,529
     Income taxes payable                                                                            50,000                50,000
     Deferred revenue                                                                               950,335               894,109
     Capitalized leases                                                                               5,358                 5,358
     Mortgage payable                                                                                53,333                53,333
                                                                                     ---------------------------------------------
Total current liabilities                                                                         1,881,059             2,569,116
Capitalized leases payable after one year                                                             9,904                10,717
Mortgage payable after one year                                                                     680,000               693,333
                                                                                     ---------------------------------------------
Total liabilities                                                                                 2,570,963             3,273,166

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,863,100 shares issued
          and outstanding at March 31, 1998; 4,869,900 shares
          issued and outstanding at December 31, 1997                                             5,834,698             5,834,698
     Treasury stock, at cost                                                                        (13,117)                  ---
     Unrealized gain (loss) on available-for-sale securities                                         11,142                (3,033)
     Accumulated deficit                                                                         (1,276,588)           (1,037,737)
     Unearned compensation, net                                                                     (13,229)              (15,417)
                                                                                     ---------------------------------------------
Total shareholders' equity                                                                        4,542,906             4,778,511
                                                                                     ---------------------------------------------
Total liabilities and shareholders' equity                                                      $ 7,113,869           $ 8,051,677
                                                                                     =============================================

                             See accompanying notes.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998



                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)


                                                                                                       THREE MONTHS ENDED
                                                                                                 MARCH 31,             MARCH 31,
                                                                                                      1998                  1997
                                                                                       ------------------------------------------
Net sales                                                                                       $1,957,733            $1,433,696

Costs and expenses:

     Production                                                                                    446,761               365,089
     Marketing and selling                                                                       1,065,143               491,102
     Depreciation                                                                                   45,480                33,800
     Amortization                                                                                   30,902                 7,257
     General and administrative                                                                    600,332               543,862
                                                                                       ------------------------------------------
                                                                                                 2,188,618             1,441,110
                                                                                       ------------------------------------------

Loss from operations                                                                              (230,885)               (7,414)

Interest income (expense), net                                                                      (7,966)               10,453
                                                                                       ------------------------------------------

Net income (loss)                                                                                ($238,851)               $3,039
                                                                                       ==========================================

Net income (loss) per common share - basic                                                          ($0.05)                $0.00
                                                                                       ==========================================
Net income (loss) per common share - diluted                                                        ($0.05)                $0.00
                                                                                       ==========================================

Shares used in computing net income (loss) per share - basic                                     4,864,537             4,118,753
                                                                                       ==========================================
Shares used in computing net income (loss) per share - diluted                                   4,864,537             4,130,909
                                                                                       ==========================================









                             See accompanying notes.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                             MARCH 31,                MARCH 31,
                                                                                                  1998                     1997
                                                                                   ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                            ($238,851)                  $3,039
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                                              76,382                   41,057
     Accretion of unearned compensation                                                          2,188                    4,989
     Bad debt expense                                                                          136,296                  199,878
     Exchange of advertising for machinery & equipment                                             ---                   (3,588)
     (Increase) decrease in accounts receivable                                                338,781                 (375,593)
     Increase in directories in progress                                                      (261,062)                 (71,581)
     Increase in other assets                                                                 (157,845)                (117,840)
     Increase (decrease) in accounts payable                                                  (664,773)                  28,075
     Decrease in accrued expenses                                                              (79,510)                 (13,592)
     Increase in deferred revenue                                                               56,226                  116,010
                                                                                   ---------------------------------------------
Net cash used in operating activities                                                         (792,168)                (189,146)


CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of securities available-for-sale                                                    ---                 (399,782)
     Purchases of property, plant and equipment                                                (30,206)                 (57,785)
                                                                                   ---------------------------------------------
Net cash used in investing activities                                                          (30,206)                (457,567)


CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                                                           (13,333)                 (13,334)
     Repayment of capital lease obligation                                                        (813)                     ---
     Purchase of treasury stock                                                                (13,117)                     ---
                                                                                   ---------------------------------------------
Net cash used in financing activities                                                          (27,263)                 (13,334)


Net decrease in cash and cash equivalents                                                     (849,637)                (660,047)
Cash and cash equivalents at beginning of period                                             1,710,304                1,760,831
                                                                                   ---------------------------------------------
Cash and cash equivalents at end of period                                                    $860,667               $1,100,784
                                                                                   =============================================

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                           THREE MONTHS ENDED

                                                                                      MARCH 31,          MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION                                                         1998               1997
                                                                                 ----------------------------------
Interest paid                                                                           $15,976            $11,266
                                                                                 ==================================

Exchange of advertising for supplies                                                     $8,045             $6,957
                                                                                 ==================================














\





                             See accompanying notes.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Publishing Company of North America, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year.

2.  CONSOLIDATION

The consolidated financial statements include the accounts of the Company's bar and medical association directory publishing division ("PCNA") and its wholly-owned subsidiary, College Directory Publishing, Inc. ("CDP") since the acquisition of CDP on July 3, 1997 (see Note 11).

Intercompany transactions have been eliminated in consolidation.

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.  REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

7.    GOODWILL

Goodwill resulting from the acquisition of CDP is being amortized using the straight-line method over twenty years. (See Note 11.)

8.    EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for 1997 have been restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:


                                                                                       Three months ended March 31,
                                                                                          1998                1997
                                                                                       -----------------------------
           Numerator:
                Net income (loss) from continuing operations                           ($238,851)            $3,039
                                                                                       -----------------------------
                Numerator for basic earnings per share - income
                    (loss) available to common shareholders                             (238,851)             3,039
                Effect of dilutive securities                                                 ---               ---
                                                                                       -----------------------------
                    Numerator for diluted earnings per share -
                        income (loss) available to common
                        shareholders after assumed conversions                          (238,851)             3,039

           Denominator:
                Denominator for basic earnings per share -
                    weighted-average shares                                             4,864,537         4,118,753
                Effect of dilutive securities - stock options                                 ---            12,156
                                                                                        ----------------------------
                    Denominator for diluted earnings per share -
                        Adjusted weighted-average shares and
                        assumed conversions                                             4,864,537         4,130,909

           Basic earnings per share                                                        ($0.05)            $0.00
                                                                                        ============================
           Diluted earnings per share                                                      ($0.05)            $0.00
                                                                                        ============================

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.    EARNINGS PER SHARE (continued)

In computing diluted EPS for 1998, options for 97,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

9.  STOCK-BASED COMPENSATION

The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION. SFAS No. 123 allows companies to continue to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. The Company has elected to continue its APB Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the proforma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded. Such proforma disclosures are not required in interim financial statements.

10.  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

11.  ACQUISITION OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of CDP. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $1,947,282 which is being amortized on a straight line basis over 20 years. As of March 31, 1998, $72,743 of goodwill had been amortized.

12.  SUBSEQUENT EVENT

On April 2, 1998, the Company's Board of Directors approved a resolution to sell CDP to an investment group including the two former shareholders and current management of CDP ("the Acquirer"). The agreement executed on April 14, 1998 specifies a close date of June 2, 1998, contingent on the Acquirer's ability to obtain the requisite financing. The close date has since been extended to June 10, 1998. The agreement provides for a cash payment of $1,400,000, of which $300,000 was issued as consideration in the acquisition of CDP and $1,100,000 is in satisfaction of outstanding loans to CDP, a $100,000 promissory note due no later than December 15, 1999, and $200,000 of preferred stock of the Acquirer, convertible into $1,000,000 of the Acquirer's common stock upon certain conditions. Additionally, CDP will return the 750,000 common shares of the Company issued as consideration in the acquisition.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

           The following table sets forth the Company's results of operations for the quarters ended March 31, 1998 and 1997, showing the results of PCNA and CDP separately and on a consolidated basis:


                                                           Three months ended                Three months ended
                                                               March 31, 1998           March 31, 1998      March 31, 1997
                                                     PCNA                 CDP             Consolidated                PCNA
                                      ----------------------------------------     ----------------------------------------
Net sales                                      $1,957,733                 ---               $1,957,733          $1,433,696
Costs and expenses:
     Production                                   446,761                 ---                  446,761             365,089
     Marketing and selling                      1,000,175             $64,968                1,065,143             491,102
     Depreciation                                  40,219               5,261                   45,480              33,800
     Amortization                                  30,902                 ---                   30,902               7,257
     General and administrative                   486,539             113,793                  600,332             543,862
                                      ----------------------------------------     ----------------------------------------
                                                2,004,596             184,022                2,188,618           1,441,110
                                      ----------------------------------------     ----------------------------------------
Loss from operations                              (46,863)           (184,022)                (230,885)             (7,414)
Other income (expense)                              4,956             (12,922)                  (7,966)             10,453
                                      ----------------------------------------     ----------------------------------------
Net income (loss)                                ($41,907)          ($196,944)               ($238,851)             $3,039
                                      ========================================     ========================================


           PCNA's revenues increased 37% for the quarter ended March 31, 1998 from the same period a year earlier. As previously disclosed, CDP's business is highly seasonal; it recognizes most of its revenues in the fourth quarter and very little, if any, revenues in the first two quarters. CDP's seasonality in 1998 was expected to have a significant negative impact in the first two quarters and a lesser, but expected negative, impact in the third quarter. If the Company sells CDP by the anticipated June 10, 1998 close date (see Note 12 to the Unaudited Interim Financial Statements), the effect of its losses will be reduced in the second quarter and eliminated in the third quarter.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


RESULTS OF OPERATIONS (CONTINUED)

           The following table sets forth PCNA's results of operations in percentages of revenues for the quarters ended March 31, 1998 and 1997:


                                                                                Three months ended           One year ended
                                                                      March 31, 1998     March 31, 1997       Dec. 31, 1997
                                                                                PCNA               PCNA                PCNA
                                                         ---------------------------------------------------------------------
           Net sales                                                        100.0%               100.0%                100.0%
           Costs and expenses:
                Production                                                   22.8%                25.5%                 29.1%
                Marketing and selling                                        51.1%                34.2%                 48.3%
                Depreciation                                                  2.1%                 2.4%                  2.5%
                Amortization                                                  1.6%                 0.5%                  1.3%
                General and administrative                                   24.8%                37.9%                 33.2%
                                                         ---------------------------------------------------------------------
                                                                            102.4%               100.5%                114.4%
                                                         ---------------------------------------------------------------------
           Income (loss) from operations                                     -2.4%                -0.5%                -14.4%


           PCNA's production expense for the most recent quarter was 23% of revenues, compared to an average of 29% for all of fiscal 1997. Approximately half of the improvement was in in-house labor costs and the other half was in third-party costs (printing, binding, etc.).

           An increase in PCNA's marketing and selling expense as a percentage of revenues was the primary cause of its loss for the most recent quarter. These expenses averaged 48% of revenues for all of fiscal 1997 and 44% of revenues for all of fiscal 1996. As described in its annual report on Form 10-KSB, the Company has experienced inefficiencies while endeavoring to expand its sales force to keep pace with its increasing contract base. In late 1997 a number of actions intended to improve efficiencies were implemented. In January, 1998 a new national sales manager with thirty years of management experience in directory publishing started at PCNA. This new national sales manager is expected to continue the effort to improve efficiencies which will permit PCNA to again expand the sales force while increasing productivity and lowering costs as a percentage of revenues. No assurances can be given that sales efficiencies will improve over the balance of 1998.

           The Company is continuing to explore additional methods of reducing costs. The Company's executive vice president recently resigned and will not be replaced, resulting in a savings of approximately $100,000 per year. Additionally, the Company's president, Peter S. Balise, has voluntarily agreed to reduce his salary by 50% beginning in mid-May, 1998, resulting in a savings of approximately $55,000 per year.

           General and administrative expenses were lower in the first quarter of 1998 from the same period in 1997 primarily as a result of a reduction in bad debt expense, which was 7% of revenues for the most recent quarter compared to 14% for the same period in 1997. A contributing factor to this reduction was improved documentation of the authorization of orders by advertisers. Administrative payroll and professional services (other than legal and accounting) each decreased approximately 2% of revenues in the first quarter of 1998 from the same period in 1997.

           Amortization expense rose as in 1998 from 1997 solely due to the amortization of the goodwill relating to the acquisition of CDP in July, 1997.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1998, the Company had $860,667 in cash and equivalents and $1,021,171 in marketable securities, primarily U.S. Treasury securities. This compares to $1,710,304 and $1,007,050, respectively, at December 31, 1997.

           The Company used approximately $792,000 of cash in operating activities in the first quarter of 1998, compared to approximately $189,000 used in the same period in 1997. The primary uses of cash in the most recent quarter were a reduction of $664,773 in Accounts Payable, the net loss of $238,050 and an increase of $261,062 in Directories in Progress, which are costs incurred for directories to be published in future periods. A reduction of $338,781 in Accounts Receivable provided cash in the quarter ended March 31, 1998, due mostly to receipts relating to the high volume of advertising published by CDP in the last quarter of 1997. During the quarter ended March 31, 1997, which was prior to the acquisition of CDP, Accounts Receivable increased $375,593.

           During the most recent quarter, the Company purchased 6,800 shares of its common stock at an average cost of $1.93 per share. In April, 1998 the Company purchased 50,000 shares of its common stock at $1.00 per share from its former Executive Vice President (see Item 5 below).

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

FORWARD-LOOKING STATEMENTS

           The statements made above relating to the Company's expectations with regard to the future impact on results of operations by CDP, to the anticipated sale of CDP, to the Company's expectation that the new national sales manager will continue improved efficiencies in sales costs, and to the Company's future liquidity are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) the sale of CDP, which is contingent primarily upon the buyer's ability to locate suitable investors willing to take the appropriate investment risk and the willingness of CDP's prior lendor to provide a substantial line of credit to the buyer; (2) PCNA's results of operations for the balance of 1998, which are contingent primarily upon its ability to improve its selling efficiencies, publish directories within the timeframe anticipated, and otherwise manage its growth efficiently; and (3) the abilitity of the new national sales manager to continue to improve efficiencies in sales costs.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information

         a. Mr. D. Scott Plakon resigned as an employee on April 17, 1998; he had served the Company as Executive Vice President since September, 1994. He remains a director of the Company. In connection with his resignation, the Company and Mr. Plakon entered into an agreement terminating Mr. Plakon's employment agreement with the Company thereby eliminating the Company's liability to pay Mr. Plakon for the remaining 13 months (May, 1999). Mr. Plakon agreed to perform consulting services for the Company on an "as needed" basis in exchange for the Company paying health insurance costs for Mr. Plakon and his dependents through May, 1999. Additionally, the Company purchased 50,000 shares of the Company's common stock at $1.00 per share from Mr. Plakon.

ITEM 6.  Exhibits and Reports on Form 8-K

           a.  Exhibits

                   1.  Exhibit 27 - Financial Data Schedule

           b. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 1998


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 1998 by the undersigned, thereunto duly authorized.

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