Form 10QSB
period 1998-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1998-08-13
CIK 1010615

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended June 30, 1998


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
                                  X Yes      No
                                ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                               Outstanding at June 30, 1998
          -----                               ----------------------------
Common Stock:  no par value                              4,048,600


Transitional Small Business Disclosure Format (check one):    Yes    X  No
                                                           ---      ---

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998


                                      INDEX

                                                                                    Page
                                                                                    ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets
           as of June 30, 1998 (unaudited) and December 31, 1997                       3

     Consolidated Statements of Operations
           for the three and six months ended June 30, 1998 and 1997 (unaudited)       4

     Consolidated Statements of Cash Flows
           for the six months ended June 30, 1998 and 1997 (unaudited)             5 - 6

     Notes to unaudited interim financial statements                               7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
           Condition and Results of Operations                                   10 - 13


                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Securities Holders                        14

ITEM 5.  Other Information                                                            14

ITEM 6.  Exhibits and Reports on Form 8-K                                             14

           Exhibit 27 - Financial data schedule


                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998



                           Consolidated Balance Sheets


                                                                                  June 30,         December 31,
                                                                                    1998               1997
                                                                         ---------------------------------------
                                                                                (Unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                   $2,379,261           $1,710,304
     Available-for-sale securities                                                  585,953            1,007,050
     Accounts receivable, less allowance for doubtful
          accounts of $223,540 at June 30, 1998
          and $414,693 at December 31, 1997                                         401,363            1,308,884
     Directories in progress                                                        306,421              463,414
     Other current assets                                                           114,377               65,010
                                                                         -----------------------------------------
Total current assets                                                              3,787,375            4,554,662

Property and equipment, net                                                       1,381,297            1,481,549
Goodwill, net                                                                           ---            1,898,680
Investment in College Directory Publishing Corporation                              200,000                  ---
Other assets                                                                        312,199              116,786
                                                                         -----------------------------------------
Total assets                                                                     $5,680,871           $8,051,677
                                                                         -----------------------------------------
                                                                         -----------------------------------------

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                              $289,352           $1,013,787
     Accrued expenses                                                               208,941              552,529
     Income taxes payable                                                               ---               50,000
     Deferred revenue                                                               754,553              894,109
     Capitalized leases                                                                 ---                5,358
     Mortgage payable                                                                53,333               53,333
                                                                         -----------------------------------------
Total current liabilities                                                         1,306,179            2,569,116

Capitalized leases payable after one year                                               ---               10,717
Mortgage payable after one year                                                     666,667              693,333
                                                                         -----------------------------------------
Total liabilities                                                                 1,972,846            3,273,166

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,048,600 shares issued and outstanding at June 30, 1998; 4,869,900 shares
          issued and outstanding at December 31, 1997                             5,834,698            5,834,698
     Treasury stock, at cost                                                       (421,667)                 ---
     Unrealized gain (loss) on available-for-sale securities                          2,179               (3,033)
     Accumulated deficit                                                         (1,696,143)          (1,037,737)
     Unearned compensation, net                                                     (11,042)             (15,417)
                                                                         -----------------------------------------
Total shareholders' equity                                                        3,708,025            4,778,511
                                                                         -----------------------------------------
Total liabilities and shareholders' equity                                       $5,680,871           $8,051,677
                                                                         -----------------------------------------
                                                                         -----------------------------------------


                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998




                      Consolidated Statements of Operations
                                   (unaudited)



                                                       Three months ended                         Six months ended
                                                  June 30,             June 30,           June 30,           June 30,
                                                   1998                 1997               1998               1997
                                          --------------------------------------  ------------------------------------

Net sales                                       $1,738,179            $1,624,397         $3,695,912         $3,058,093

Costs and expenses:
     Production                                    407,200               422,894            853,961            787,983
     Marketing and selling                       1,001,798               681,741          2,066,941          1,172,843
     Depreciation                                   44,305                33,921             89,785             67,721
     Amortization                                   25,072                 6,725             55,974             13,982
     General and administrative                    468,909               502,773          1,069,241          1,046,635
                                          ---------------------------------------  ------------------------------------
                                                 1,947,284             1,648,054          4,135,902          3,089,164
                                          ---------------------------------------  ------------------------------------

Loss from operations                              (209,105)              (23,657)          (439,990)           (31,071)

Interest income, net of expense                     13,152                50,387              5,186             60,840
Loss from sale of subsidiary                      (223,602)                  ---           (223,602)               ---
                                          ---------------------------------------  ------------------------------------

Net income (loss)                                ($419,555)              $26,730          ($658,406)            29,769
                                          ---------------------------------------  ------------------------------------
                                          ---------------------------------------  ------------------------------------
Net income (loss) per common share
     Basic                                          ($0.09)                $0.01            ($0.14)             $0.01
                                          ---------------------------------------  ------------------------------------
                                          ---------------------------------------  ------------------------------------
    Diluted                                        ($0.09)                $0.01            ($0.14)             $0.01
                                          ---------------------------------------  ------------------------------------
                                          ---------------------------------------  ------------------------------------

Shares used in computing net income (loss) per share
     Basic                                       4,707,012             4,121,274          4,785,339          4,120,020
                                          ---------------------------------------  ------------------------------------
                                          ---------------------------------------  ------------------------------------
     Diluted                                     4,707,012             4,129,184          4,785,339          4,130,912
                                          ---------------------------------------  ------------------------------------
                                          ---------------------------------------  ------------------------------------


                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998

                            Statements of Cash Flows
                                   (unaudited)



                                                                                                 Six months ended
                                                                                          June 30,             June 30,
                                                                                            1998                 1997
                                                                                   -------------------------------------

Cash flows from operating activities
Net income (loss)                                                                        ($658,406)              $29,769
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                                         145,760                81,703
     Accretion of unearned compensation                                                      4,375                 9,083
     Bad debt expense                                                                      206,574               354,001
     Exchange of advertising for machinery & equipment                                      (2,100)               (6,586)
     Gain on sale of securities                                                            (17,744)              (22,651)
     Loss from sale of CDP                                                                 223,602                   ---
     Changes in assets and liabilities, net of sale of CDP:
          (Increase) decrease in accounts receivable                                       434,994              (512,837)
          Increase in directories in progress                                             (611,329)              (72,955)
          Increase in other assets                                                        (162,447)             (152,199)
          Increase (decrease) in accounts payable                                         (650,738)               34,518
          Increase (decrease) in accrued expenses                                         (122,954)               14,207
          Increase in deferred revenue                                                     553,530                81,970
                                                                                   --------------------------------------
Net cash used in operating activities                                                     (656,883)             (161,977)

Cash flows from investing activities
     Sale of CDP, net of cash balance                                                    1,069,294                   ---
     Sale of securities available-for-sale                                                 444,000             1,000,000
     Purchases of U.S. Treasury securities                                                     ---              (399,781)
     Purchases of property, plant and equipment                                            (66,427)              (85,172)
                                                                                   --------------------------------------
Net cash provided by investing activities                                                1,446,867               515,047

Cash flows from financing activities
     Compensation issued as shares of common stock                                             ---                15,133
     Repayment of mortgage principal                                                       (26,667)              (26,667)
     Repayment of capitalized leases                                                        (2,187)                  ---
     Contingent consideration paid relating to acquisition of CDP                          (14,256)                  ---
     Purchase of treasury stock                                                            (77,917)                  ---
                                                                                   --------------------------------------
Net cash used in financing activities                                       (121,027)              (11,534)

Net increase in cash and cash equivalents                                                  668,957               341,536
Cash and cash equivalents at beginning of period                                         1,710,304             1,760,831
                                                                                   --------------------------------------
Cash and cash equivalents at end of period                                              $2,379,261            $2,102,367
                                                                                   --------------------------------------
                                                                                   --------------------------------------


                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998

                      Statements of Cash Flows (continued)
                                   (unaudited)



                                                                                                 Six months ended
                                                                                           June 30,             June 30,
                                                                                            1998                 1997
                                                                                   --------------------------------------

Supplemental cash flow information

Interest paid                                                                               $30,213              $32,869
                                                                                   --------------------------------------
                                                                                   --------------------------------------

Exchange of advertising for supplies                                                         $4,076               $8,452
                                                                                   --------------------------------------
                                                                                   --------------------------------------

Non-cash items received from sale of CDP                                                   $643,750                  ---
                                                                                   --------------------------------------
                                                                                   --------------------------------------




                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998


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

2.   CONSOLIDATION

The consolidated financial statements include the accounts of the Company's bar and medical association directory publishing division ("PCNA") and its wholly-owned subsidiary, College Directory Publishing, Inc. ("CDP") since the acquisition of CDP on July 3, 1997 and until its sale on June 10, 1998 (see Note
11). Intercompany transactions have been eliminated in consolidation.

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

5.   ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association and campus directories. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. Prior to December 31, 1997, amounts outstanding more than six months but less than one year were included as accounts receivable but fully provided for in the allowance for doubtful accounts. At December 31, 1997 and thereafter all amounts outstanding in excess of six months are written off.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998


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

7.   GOODWILL

Goodwill resulting from the acquisition of CDP was amortized using the straight-line method over twenty years until the sale of CDP on June 10, 1998. (See Note 11.)

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



                                                             Three months ended June 30,       Six months ended June 30,
                                                                 1998           1997              1998           1997
                                                            -----------------------------    -----------------------------

Numerator:
   Net income (loss) from continuing operations                 ($419,555)       $26,730         ($658,406)       $29,769
                                                            -----------------------------    -----------------------------
   Numerator for basic earnings per share - income
      (loss) available to common shareholders                    (419,555)        26,730          (658,406)        29,769

   Effect of dilutive securities                                      ---            ---               ---            ---
                                                            -----------------------------    -----------------------------
      Numerator for diluted earnings per share -
        income (loss) available to common
        shareholders after assumed conversions                   (419,555)        26,730          (658,406)        29,769

Denominator:
   Denominator for basic earnings per share -
      weighted-average shares                                   4,707,012      4,121,274         4,785,339      4,120,020

   Effect of dilutive securities - stock options                      ---          7,910               ---         10,892
                                                            -----------------------------    -----------------------------
      Denominator for diluted earnings per share -
        Adjusted weighted-average shares and
        assumed conversions                                     4,707,012      4,129,184         4,785,339      4,130,912

Basic earnings per share                                          ($0.09)          $0.01            ($0.14)         $0.01
                                                            -----------------------------    -----------------------------
                                                            -----------------------------    -----------------------------
Diluted earnings per share                                        ($0.09)          $0.01            ($0.14)         $0.01
                                                            -----------------------------    -----------------------------
                                                            -----------------------------    -----------------------------


                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.   EARNINGS PER SHARE (continued)

In computing diluted EPS for 1998, options for 228,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

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

11.  ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of CDP. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations have been included in the Company's consolidated statements of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $1,947,282 which was amortized on a straight line basis over 20 years until the sale of CDP on June 10, 1998, at which time $91,935 of goodwill had been amortized.

On June 10, 1998, the Company sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in loans made to CDP by the Company; (ii) a $100,000 note from the corporation acquiring CDP (the "Acquiror" or "College Directory Publishing Corporation") due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering ("IPO"); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and
(iv) 750,000 shares of the Company's common stock that it issued when it acquired CDP in July 1997. The Company posted a loss of $223,602 as a result of the sale transaction; which loss could be attributed primarily to the decline in value of the Company shares issued in the acquisition and returned in the sale. The value attributed to the shares at the time of the acquisition (excluding those considered contingent consideration) was $687,500; these same shares were valued at $343,750 when returned to the Company upon the sale.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following tables set forth the Company's results of operations for the three and six months ended June 30, 1998 and 1997, showing the results of PCNA and CDP separately and on a consolidated basis (1997 results are for PCNA only because CDP was acquired on July 3, 1997):




                                                 Three months ended                            Three months ended
                                                     June 30, 1998                   June 30, 1998         June 30, 1997
                                                    PCNA              CDP              Consolidated              PCNA
                                        ----------------------------------     --------------------------------------------
Net sales                                     $1,738,179              ---                $1,738,179            $1,624,397
Costs and expenses:
     Production                                  407,200              ---                   407,200               422,894
     Marketing and selling                       908,539          $93,259                 1,001,798               681,741
     Depreciation                                 38,667            5,638                    44,305                33,921
     Amortization                                 25,072              ---                    25,072                 6,725
     General and administrative                  347,135          121,774                   468,909               502,773
                                        ----------------------------------     --------------------------------------------
                                               1,726,613          220,671                 1,947,284             1,648,054
                                        ----------------------------------     --------------------------------------------
Income (loss) from operations                     11,566         (220,671)                 (209,105)              (23,657)
Interest income (expense), net                    32,913          (19,761)                   13,152                50,387
Loss from sale of subsidiary                    (223,602)             ---                  (223,602)                  ---
                                        ----------------------------------     --------------------------------------------
Net income (loss)                              ($179,123)       ($240,432)                ($419,555)              $26,730

                                                   Six months ended                             Six months ended
                                                        June 30, 1998                June 30, 1998         June 30, 1997
                                                    PCNA              CDP              Consolidated                  PCNA
                                        ----------------------------------     --------------------------------------------

Net sales                                     $3,695,912              ---                $3,695,912            $3,058,093
Costs and expenses:
     Production                                  853,961              ---                   853,961               787,983
     Marketing and selling                     1,908,714         $158,227                 2,066,941             1,172,843
     Depreciation                                 78,886           10,899                    89,785                67,721
     Amortization                                 55,974              ---                    55,974                13,982
     General and administrative                  833,674          235,567                 1,069,241             1,046,635
                                        ----------------------------------     --------------------------------------------
                                               3,731,209          404,693                 4,135,902             3,089,164
                                        ----------------------------------     --------------------------------------------
Loss from operations                             (35,297)        (404,693)                 (439,990)              (31,071)
Interest income (expense), net                    37,869          (32,683)                    5,186                60,840
Loss from sale of subsidiary                    (223,602)             ---                  (223,602)                  ---
                                        ----------------------------------     --------------------------------------------
Net income (loss)                              ($221,030)       ($437,376)                ($658,406)              $29,769


                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998



Results of Operations (continued)

     PCNA's revenues increased 7% for the quarter ended June 30, 1998 from the same period a year earlier; it increased 21% for the six months then-ended from the same period a year earlier. CDP posted no revenues in the first two quarters of 1998. As is evident in the tables above, CDP's results of operations and its sale on June 10, 1998 (see Note 11 to the Unaudited Interim Financial Statements) had a very significant negative impact on the Company's consolidated operations. CDP's loss of $437,000 for the first half of 1998 was expected due to the seasonality of its business. The loss of $224,000 resulting from the sale of CDP could be attributed primarily to the decrease of $343,750 in the value of the stock which was issued in the acquisition and then returned to the Company in the sale.

     Excluding CDP's loss and the loss from the sale of CDP, the Company posted income from operations for the most recent quarter of $11,566. Again excluding the effect of CDP's losses and the loss from the sale of CDP, the Company's net income for the three and six months ended June 30, 1998 were $44,479 and $2,572, respectively.

     The following table sets forth PCNA's results of operations (excluding CDP) in percentages of revenues for the three and six months ended June 30, 1998 and 1997:


                                                        Three months ended June 30           Six months ended June 30
                                                          1998              1997              1998               1997
                                                           PCNA              PCNA             PCNA               PCNA
                                                 -------------------------------------------------------------------------
          Net sales                                       100.0%             100.0%            100.0%             100.0%
          Costs and expenses:
               Production                                  23.4%              26.0%             23.1%              25.8%
               Marketing and selling                       52.3%              42.0%             51.6%              38.4%
               Depreciation                                 2.2%               2.1%              2.1%               2.2%
               Amortization                                 1.4%               0.4%              1.5%               0.5%
               General and administrative                  20.0%              31.0%             22.6%              34.2%
                                                 -------------------------------------------------------------------------
                                                           99.3%             101.5%            101.0%             101.0%
                                                 -------------------------------------------------------------------------
          Income (loss) from operations                     0.7%              (1.5%)            (1.0%)             (1.0%)


     Management has been able to reduce PCNA's production costs and its general and administrative expenses as a percentage of revenues for the periods shown in 1998 from that in the same periods in 1997. The reduction in production costs was due primarily to lower in-house labor costs. Approximately half of the reduction in general and administrative costs was due to lower bad debt expenses in 1998; lower payroll expense in this area also was a significant factor. In the quarter ended June 30, 1998, the Company recognized a $43,000 insurance reimbursement for certain legal expenses which were incurred in prior periods. Amortization expense rose in 1998 from 1997 due to the amortization of the goodwill relating to the acquisition of CDP in July, 1997. Management also has taken efforts to reduce marketing and selling costs, the great majority of which are the costs of selling print advertising rather than the securing of publishing contracts; however, management's efforts have not resulted in reductions of these expenses to date. In fact, these expenses increased for the periods in 1998 shown above, owing primarily to increases in related payroll costs. There can be no assurances that reductions will occur over the balance of 1998.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998


Results of Operations (continued)

     At the time of this report, the Company anticipates that its revenues for the quarter ended September 30, 1998 will be lower than either of the two previous quarters of 1998. Management does not know yet what the effect of the lower revenues will be upon net income; however, management does expect a loss. The amount of the loss could be significantly affected by the volume of sales made by September 30 for fourth quarter and subsequent publications. According to accounting principles followed by the Company, expenses incurred by September 30 but relating to subsequent publications would be deferred into future periods in order to report them in the same period as the corresponding revenues are reported.


Liquidity and Capital Resources

     At June 30, 1998, the Company had $2,379,261 in cash and cash equivalents and $585,953 in U.S. Treasury securities. This compares to $860,667 and $1,021,171, respectively, at March 31, 1998. The primary reason for this increase in liquidity was the net cash proceeds of $1,069,294 ($1,400,000 less CDP's cash balance of $330,706) which the Company received in the sale of CDP.

     The Company also received a promissory note from the Acquiror for $100,000 interest-bearing at 5% and due no later than December 15, 1999, and $200,000 of preferred stock of the Acquiror, convertible into $1,000,000 of common stock upon certain conditions generally involving the Acquiror's initial public offering of its common stock or its acquisition by a publicly-owned company.

     The Company used $656,883 of cash in operating activities in the first half of 1998, compared to $161,977 used in the same period in 1997. The net loss of $658,000 in 1998 included the non-cash loss of $223,602 from the sale of CDP. Other significant factors in 1998 included an increase of $611,329 in directories in progress, a decrease of $650,738 in accounts payable, and an increase of $553,530 in deferred revenue. All of these changes were primarily attributable to CDP's highly-seasonal business cycle. In the first half of 1998, CDP paid down the high accounts payable balance it had at the end of 1997 which resulted from the high volume of publications it had printed and shipped in the last quarter of that year. Also in the first half of 1998, CDP began to accumulate costs (which are reported as directories in progress) and it began to collect deferred revenues on directories that would not be published until late 1998. These changes were all expected and normal for CDP's business cycle.

     The Company has no plans at this time to acquire a material amount of capital assets.

     From January 1 through June 30, 1998, the Company purchased 71,300 shares of its common stock at an average cost of $1.09 per share, including 50,000 shares at $1.00 per share purchased in April from its former Executive Vice President and current director.

     Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998


Forward-Looking Statements

     The statement made above relating to the Company's expectations with regard to the Company's future liquidity is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by this forward-looking statement may not occur. Important factors that may cause actual results to differ materially from the forward-looking statement include the following: (1) unanticipated increases in expenses; and (2) unanticipated difficulties in selling advertising in bar association directories.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998



                           PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Securities Holders

     The annual meeting of the shareholders of the Company was held at the Company's corporate offices in Lake Helen, Florida, on May 28, 1998. At that time the shareholders, by direct vote and by proxy, re-elected Mr. Matt Butler as a director of the Company. The vote was 3,278,154 shares for Mr. Butler, 0 shares against, and 4,000 shares abstaining. The terms of Mssrs. Peter S. Balise, D. Scott Plakon, Richard Silver, and Michael S. Paul continued and they remained as directors of the Company.

     Also at that meeting the shareholders, by direct vote and by proxy, ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 1998. The vote was 3,282,154 shares for, and no shares against or abstaining.

     There was no other business brought at the meeting requiring a vote of the shareholders.


ITEM 5. Other Information

     On June 22, 1998, Michael S. Paul resigned from the Company's Board of Directors. Mr. Paul was CEO of the Company's former subsidiary, CDP.


ITEM 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          1.   Exhibit 27 - Financial Data Schedule

     b.   Report on Form 8-K filed during the quarter ended June 30, 1998

          1. On June 25, 1998 the Company filed a report relating to its sale of its wholly-owned subsidiary, CDP. The report included pro forma financial information relating to the transaction.

                  The Publishing Company of North America, Inc.
                           Form 10-QSB - June 30, 1998



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 13, 1998 by the undersigned, thereunto duly authorized.


                             The Publishing Company of North America, Inc.


                             /s/ Peter S. Balise
                             -------------------
                             President (Chief Executive Officer)


                             /s/ James M. Koller
                             -------------------
                             Chief Financial Officer (Principal
                             Financial and Accounting Officer)