Form 10QSB
period 1998-09-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1998-11-12
CIK 1010615

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-QSB


                [X]  Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934.


                  For the quarterly period ended September 30, 1998


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
                                   X   Yes      No
                                   --         --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         CLASS                               OUTSTANDING AT SEPTEMBER 30, 1998
Common Stock:  no par value                              3,529,100


Transitional Small Business Disclosure Format (check one):     Yes     X  No

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998


                                        INDEX

                                                                            Page
                            PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


     Consolidated Balance Sheets
          as of September 30, 1998 (unaudited) and December 31, 1997           3

     Consolidated Statements of Operations
          for the three and nine months ended September 30, 1998 and 1997
          (unaudited)                                                          4

     Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1998 and 1997
          (unaudited)                                                      5 - 6

     Notes to unaudited interim financial statements                       7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
          Condition and Results of Operations                            10 - 15


                             PART II - OTHER INFORMATION

ITEM 5.  Other Information                                                    16

ITEM 6.  Exhibits and Reports on Form 8-K                                     16

               Exhibit 27 - Financial data schedule

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998


                             CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1998             1997
                                                              -------------     ------------
ASSETS    (UNAUDITED)
Current assets:
     Cash and cash equivalents                                 $2,532,946       $1,710,304
     Available-for-sale securities                                    876        1,007,050
     Accounts receivable, less allowance for doubtful
          accounts of $200,415 at September 30, 1998
          and $414,693 at December 31, 1997                       237,700        1,308,884
     Directories in progress                                      360,472          463,414
     Other current assets                                         137,969           65,010
                                                               ----------        ---------
Total current assets                                            3,269,963        4,554,662

Property and equipment, net                                     1,352,032        1,481,549
Goodwill, net                                                         ---        1,898,680
Investment in College Directory Publishing Corporation            200,000              ---
Other assets                                                      299,562          116,786
                                                               ----------       ----------
Total assets                                                   $5,121,557       $8,051,677
                                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $187,229       $1,013,787
     Accrued expenses                                             205,620          552,529
     Income taxes payable                                             ---           50,000
     Deferred revenue                                             930,299          894,109
     Capitalized leases                                               ---            5,358
     Mortgage payable                                              53,333           53,333
                                                               ----------       ----------
Total current liabilities                                       1,376,481        2,569,116

Capitalized leases payable after one year                             ---           10,717
Mortgage payable after one year                                   653,333          693,333
                                                               ----------       ----------
Total liabilities                                               2,029,814        3,273,166

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,868,900 shares
          issued at September 30, 1998; 4,869,900
          shares issued and outstanding at December 31, 1997    5,828,448         5,834,698
     Unearned compensation, net                                    (4,167)          (15,417)
     Unrealized loss on available-for-sale securities                 ---            (3,033)
     Accumulated deficit                                       (1,873,042)       (1,037,737)
     Treasury stock; 1,339,800 shares at cost                    (859,496)              ---

                                                               ----------       -----------
Total shareholders' equity                                      3,091,743         4,778,511
                                                               ----------       -----------
Total liabilities and shareholders' equity                     $5,121,557        $8,051,677
                                                               ==========       ===========


                               See accompanying notes.

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPT. 30,     SEPT. 30,    SEPT. 30,    SEPT. 30,
                                     1998           1997        1998         1997
                                   --------      ---------    ---------    ---------
Net sales                        $1,223,752    $2,286,564   $4,919,664   $5,344,657

Costs and expenses:
     Production                     302,941       709,170    1,156,902    1,497,153
     Marketing and selling          668,940     1,162,574    2,735,881    2,335,417
     Depreciation                    36,831        43,325      126,616      111,045
     Amortization                     5,637        30,848       61,611       44,831
     General and administrative     400,675       825,450    1,469,916    1,872,085
                                  ---------     ---------   ----------   ----------
                                  1,415,024     2,771,367    5,550,926    5,860,531
                                  ---------     ---------   ----------   ----------

Loss from operations               (191,272)     (484,803)    (631,262)    (515,874)

Interest income, net of expense      11,515        49,625       16,701      110,465
Sale of subsidiary                    2,858           ---     (220,744)         ---
                                  ---------     ---------   ----------   ----------

Net loss                          ($176,899)    ($435,178)   ($835,305)   ($405,409)
                                  =========     =========    =========    =========
Net loss per common share
     Basic                           ($0.04)       ($0.09)      ($0.19)      ($0.09)
                                  =========     =========    =========    =========
     Diluted                         ($0.04)       ($0.09)      ($0.19)      ($0.09)
                                  =========     =========    =========    =========

Shares used in computing net loss per share

     Basic                        3,936,592     4,614,900    4,354,518    4,282,690
                                  =========     =========    =========    =========
     Diluted                      3,936,592     4,614,900    4,354,518    4,282,690
                                  =========     =========    =========    =========




                               See accompanying notes.

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                          SEPT. 30,      SEPT. 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                        1998           1997
                                                                         ----------      ---------
Net loss                                                                 ($835,305)     ($405,409)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                         188,227        155,876
     Accretion of unearned compensation                                      5,000         17,917
     Bad debt expense                                                      110,243        551,526
     Exchange of advertising for machinery & equipment                      (6,480)        (9,025)
     Gain on sale of securities                                            (14,847)       (21,554)
     Interest accrued on U.S. Treasury securities                              ---        (36,702)
     Loss from sale of CDP                                                 220,744            ---
     Changes in assets and liabilities, net of sale (acquisition in 1997)
     of CDP:
          (Increase) decrease in accounts receivable                       694,989       (832,654)
          Increase in directories in progress                             (665,381)      (386,043)
          Increase in other assets                                        (179,039)      (133,087)
          Increase (decrease) in accounts payable                         (752,861)       121,301
          Increase (decrease) in accrued expenses                         (126,275)       372,939
          Increase in deferred revenue                                     729,276        654,685
                                                                          --------       --------
Net cash provided by (used in) operating activities                       (631,709)        49,770

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (acquisition in 1997) of CDP, net of cash balance              1,072,152       (363,938)
     Sale of securities available-for-sale                               1,024,000      1,899,781
     Purchases of U.S. Treasury securities                                     ---     (1,375,790)
     Purchases of property, plant and equipment                            (69,612)      (223,249)
                                                                        ----------      ---------
Net cash provided by (used in) investing activities                      2,026,540        (63,196)

CASH FLOWS FROM FINANCING ACTIVITIES
     Compensation issued as shares of common stock                             ---          9,633
     Repayment of mortgage principal                                       (40,000)       (40,000)
     Repayment of capitalized leases                                        (2,187)          (493)
     Contingent consideration paid relating to acquisition of CDP          (14,256)           ---
     Purchases of treasury stock                                          (515,746)           ---
                                                                          --------        -------
Net cash used in financing activities                                     (572,189)       (30,860)

Net increase (decrease) in cash and cash equivalents                       822,642        (44,286)
Cash and cash equivalents at beginning of period                         1,710,304      1,760,831
                                                                         ---------      ---------
Cash and cash equivalents at end of period                              $2,532,946     $1,716,545
                                                                        ==========     ==========

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                  SEPT. 30,   SEPT. 30,
SUPPLEMENTAL CASH FLOW INFORMATION                  1998        1997
                                                  ---------   ---------

Interest paid                                      $45,104     $59,811
                                                   =======    ========

Exchange of advertising for supplies               $20,515     $24,775
                                                   =======    ========

Acquisition of CDP by issuance of common stock         ---    $687,500
                                                   =======    ========

Non-cash items received from sale of CDP          $643,750         ---
                                                   =======    ========




















                               See accompanying notes.

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998

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

4.  AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity. Fair value is determined by readily available market quotations. Realized gains and losses and declines in value judged to be other-than-temporary are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends are included in investment income.

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

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998

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

                                                       Three months ended Sept. 30,  Nine months ended Sept. 30,
                                                           1998           1997          1998            1997
                                                           ----           ----          ----            ----
Numerator:
     Net loss from continuing operations                ($176,899)     ($435,178)    ($835,305)      ($405,409)
                                                        ---------      ---------     ---------        --------
     Numerator for basic loss per share - loss
          available to common shareholders              ($176,899)     ($435,178)    ($835,305)      ($405,409)

     Effect of dilutive securities                            ---            ---           ---             ---
                                                        ---------      ---------     ---------        --------

          Numerator for diluted loss per share -
               loss available to common shareholders
               after assumed conversions                ($176,899)     ($435,178)    ($835,305)      ($405,409)

Denominator:
     Denominator for basic loss per share -
          weighted-average shares                       3,936,592      4,614,900     4,354,518       4,282,690
     Effect of dilutive securities - stock options            ---            ---           ---             ---
                                                        ---------      ---------     ---------        --------

          Denominator for diluted loss per share -
               Adjusted weighted-average shares and
               assumed conversions                      3,936,592      4,614,900     4,354,518       4,282,690

Basic loss per share                                       ($0.04)        ($0.09)     ($0.19)         ($0.09)
                                                            =====          =====       =====           =====
Diluted loss per share                                     ($0.04)        ($0.09)     ($0.19)         ($0.09)
                                                            =====          =====       =====           =====

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

8.   EARNINGS PER SHARE (continued)

In computing diluted EPS for 1998, options for 197,600 (151,600 in 1997) shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

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

On June 10, 1998, the Company sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in loans made to CDP by the Company; (ii) a $100,000 note from the corporation acquiring CDP (the "Acquiror" or "College Directory Publishing Corporation") due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering ("IPO"); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and
(iv) 750,000 shares of the Company's common stock that it issued when it acquired CDP in July 1997. The Company posted a loss of $220,744 as a result of the sale transaction; this loss was primarily attributable to the decline in value of the Company shares issued in the acquisition and returned in the sale. The value attributed to the shares at the time of the acquisition (excluding those considered contingent consideration) was $687,500; these same shares were valued at $343,750 when returned to the Company upon the sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following tables set forth the Company's results of operations for the three and nine months ended September 30, 1998 and 1997, showing the results of PCNA and CDP separately and on a consolidated basis. CDP was acquired on July 3, 1997 and sold on June 10, 1998; therefore, it is included in the Company's consolidated results for the periods beginning July 1, 1997 through June 30, 1998:


                              Three months ended
                                  Sept. 30, 1998       Three months ended Sept. 30, 1997
                                            PCNA           PCNA             CDP      Consolidated
                                   -------------           ----             ---      ------------
Net sales                             $1,223,752     $1,916,589        $369,975        $2,286,564
Costs and expenses:
     Production                          302,941        610,702          98,468           709,170
     Marketing and selling               668,940        935,082         227,492         1,162,574
     Depreciation                         36,831         40,528           2,797            43,325
     Amortization                          5,637         30,848             ---            30,848
     General and administrative          400,675        600,476         224,974           825,450
                                      ----------     ----------       ---------        ----------
                                       1,415,024      2,217,636         553,731         2,771,367
                                      ----------     ----------       ---------        ----------
Loss from operations                    (191,272)      (301,047)       (183,756)         (484,803)
Interest income (expense), net            11,515         60,499         (10,874)           49,625
Sale of subsidiary                         2,858            ---             ---               ---
                                      ----------     ----------       ---------        ----------
Net loss                               ($176,899)     ($240,548)      ($194,630)        ($435,178)

                                                                               Nine months ended
                                           Nine months ended Sept. 30, 1998       Sept. 30, 1997
                                         PCNA           CDP*      Consolidated      Consolidated
                                         ----           ----      ------------      ------------
Net sales                          $4,919,664            ---         $4,919,664       $5,344,657
Costs and expenses:
     Production                     1,156,902            ---          1,156,902        1,497,153
     Marketing and selling          2,577,654       $158,227          2,735,881        2,335,417
     Depreciation                     115,717         10,899            126,616          111,045
     Amortization                      61,611            ---             61,611           44,831
     General and administrative     1,234,349        235,567          1,469,916        1,872,085
                                   ----------       --------          ---------       ----------
                                    5,146,233        404,693          5,550,926        5,860,531
                                   ----------       --------          ---------       ----------
Loss from operations                 (226,569)      (404,693)          (631,262)        (515,874)
Interest income (expense), net         49,384        (32,683)            16,701          110,465
Sale of subsidiary                   (220,744)           ---           (220,744)             ---
                                   ----------       --------          ---------       ----------
Net loss                            ($397,929)     ($437,376)         ($835,305)       ($405,409)

                                           * CDP's results are through its sale on June 10, 1998.

                     THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - SEPTEMBER 30, 1998

RESULTS OF OPERATIONS (CONTINUED)

     As is evident in the tables above, CDP's results of operations and its sale on June 10, 1998 (see Note 11 to the Unaudited Interim Financial Statements) had a significant negative impact on the Company's consolidated operations in the third quarter of 1997 and year-to-date in 1998. CDP posted no revenues in 1998 and a loss of $437,000 before it was sold on June 10, 1998. CDP's losses in 1998 and in the third quarter of 1997 were expected due to the seasonality of its business, with the great majority of its revenues occuring in the fourth quarter of each year. The loss of $221,000 resulting from the sale of CDP was primarily attributable to the decrease of $344,000 in the value of the stock that was issued in the acquisition and then returned to the Company in the sale.

     PCNA's revenues (which excludes CDP) decreased $693,000 or 36% for the quarter ended September 30, 1998 from the same period a year earlier; for the nine months then-ended its revenues decreased $55,000 or 1% from the same period a year earlier. In the third quarter of 1998, it published 15 directories, compared to 20 in the same period in 1997. PCNA has discontinued the publication of certain directories that had higher production costs relative to revenues. This action has contributed to lower production costs relative to revenues in 1998. Even given the reduced publication schedule, revenues in the most recent quarter were lower than expected due to lower-than-anticipated sales as described below. In the third quarter of 1997 PCNA published a directory for the Bar Association of the City of New York; due to difficulties with that publication, PCNA cancelled the agreement. In its place, PCNA contracted to publish a directory of advertising to accompany an unofficial directory of New York state attorneys, known to lawyers as the "Red Book," that is sold and published by another company to more than 30,000 attorneys in that state. This first-time publication of PCNA contained approximately $250,000 less in advertising sales than was in the directory published a year earlier for the New York City bar association. Another factor contributing to the decline in the most recent quarter's revenues is the reduction of the selling capacity of PCNA's sales force with the closing of the Orlando sales office at the end of May 1998. Management believes that this and other actions will contribute to lower selling costs as a percentage of revenues although this trend is not apparent in the 1998 results to date.

     The following table sets forth PCNA's results of operations (excluding CDP) in percentages of revenues for the three and nine months ended September 30, 1998 and 1997:

                              Three months ended Sept. 30   Nine months ended Sept. 30
                                 1998        1997            1998      1997
                                 PCNA        PCNA            PCNA      PCNA
                                 ----        ----            ----      ----
Net sales                       100.0%      100.0%          100.0%    100.0%
Costs and expenses:
     Production                  24.8%       31.9%           23.5%     28.1%
     Marketing and selling       54.6%       48.8%           52.4%     42.4%
     Depreciation                 3.0%        2.1%            2.3%      2.2%
     Amortization                 0.5%        1.6%            1.3%      0.9%
     General and administrative  32.7%       31.3%           25.1%     33.1%
                                ------       -----          ------     -----
                                115.6%      115.7%          104.6%    106.7%
                                ------       -----          ------     -----
Loss from operations            (15.6%)     (15.7%)          (4.6%)    (6.7%)

                                      11

                THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                      FORM 10-QSB - SEPTEMBER 30, 1998

RESULTS OF OPERATIONS (CONTINUED)

PCNA's production costs for the periods shown in 1998 have decreased from those in the same periods in 1997 due to the discontinuation of directories having higher third-party production costs as a percentage of revenues and also due to improved production methods resulting in lower in-house labor costs.

PCNA's general and administrative expenses decreased $200,000 for the quarter ended September 30, 1998 from the same period a year earlier; for the nine months then ended these expenses decreased $413,000 from the same period a year earlier. They were higher as a percentage of revenues in the most recent quarter solely because of the lower revenues. The largest reductions were made in bad debt expense, in administrative payroll expense, and in certain outside professional services expense. The majority of the amortization expense related to Goodwill from the acquisition of CDP.

Management has taken steps to reduce marketing and selling costs, the great majority of which are the costs of selling print advertising rather than the securing of publishing contracts; however, management's efforts have not resulted in reductions of these expenses to date. In fact, these expenses increased for the periods in 1998 shown above, primarily due to increases in related payroll costs. Management is continuing to focus on the reduction of these expenses as having a primary influence upon PCNA's results of operations; however, there can be no assurances that reductions will occur over the balance of 1998.

In conjunction with its action to discontinue publication of certain directories that had higher production costs relative to revenue, PCNA has endeavored to revise or replace most of its other publishing agreements.
PCNA generally has published under a "free directory program" by which directories are provided to all members of a professional association at no charge to either the individual members or the association. In mid-1998 efforts began to transition agreements to a "directory participation program" by which directories may be purchased by either individual members or the association, often for a charge which can be billed as shipping and handling.
 In some cases, associations may choose a directory price from which PCNA and the association share in the revenues. This revised program may provide at least two benefits to PCNA. First, it may provide an additional source of revenue which could substantially offset the production and distribution costs. Secondly, it may substantially reduce PCNA's cost by reducing the number of directories that must be printed and distributed. Through September 30, 1998, PCNA has not published any directories under the new program; it expects most of its agreements to be under the new program by the third quarter of 1999. There can be no assurances that the Company will be able to transition most of its agreements to the new program, nor that the Company will realize the benefits to revenues and costs described above.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                      FORM 10-QSB - SEPTEMBER 30, 1998




LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1998 the Company had approximately $2,533,000 in cash and cash equivalents. In June 1998 the Company received net cash proceeds of approximately $1,072,000 from the sale of CDP. In conjunction with the sale of CDP and the receipt of this cash, the Company's Board of Directors resolved that $1,400,000 of the cash balance may not be used without specific approval of the Board.

The Company also received a promissory note from the Acquiror for $100,000 plus interest bearing at 5% and due no later than December 15, 1999, and $200,000 of preferred stock of the Acquiror, convertible into $1,000,000 of common stock upon certain conditions generally involving the Acquiror's contemplated initial public offering of its common stock or its acquisition by a publicly-owned company.

The Company used $632,000 of cash in operating activities during the first nine months of 1998, compared to $50,000 cash provided by operations during the same period in 1997. The net loss of $835,000 in 1998 included the non-cash loss of $221,000 from the sale of CDP. Other significant factors relating to changes in the Company's cash in 1998 included a decrease of $695,000 in accounts receivable, an increase of $665,000 in directories in progress, a decrease of $753,000 in accounts payable, and an increase of $729,000 in deferred revenue. All of these changes were primarily attributable to CDP's highly seasonal business cycle. In the first half of 1998, CDP paid down the high accounts payable balance it had at the end of 1997 which resulted from the high volume of publications it had printed and shipped in the last quarter of that year. Also in the first half of 1998, CDP began to accumulate costs (which are reported as directories in progress) and it began to collect deferred revenues on directories that would not be published until late 1998. These changes were all expected and normal for CDP's business cycle.

The Company has no plans at this time to acquire a material amount of capital assets.

The Company's Board of Directors has authorized the Company to repurchase up to $1,000,000 of its outstanding shares of common stock. From January 1 through September 30, 1998, the Company purchased 589,800 shares of its common stock at an average cost of $0.87 per share, including 250,000 shares purchased from its former Executive Vice President and a then-current director at an average price of $0.66 per share. From October 1 through November 10, 1998 the Company purchased 72,000 shares of its common stock at an average cost of $1.02 per share.

In addition to the Company's repurchases, treasury stock includes 750,000 shares returned to the Company in conjunction with the sale of CDP. These shares were issued as part of the purchase consideration when CDP was acquired in 1997. Of these, 250,000 shares were contingent consideration to be based upon achievement of specified earnings in future periods; no cost was recorded for these either at the time of issuance or at the time of return to the Company.

Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB - SEPTEMBER 30, 1998


YEAR 2000 CONSIDERATIONS

Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The Company believes it has identified its software applications and hardware devices that might be impacted by the Year 2000 issue. The Company does not expect that the cost of addressing any Year 2000 issue that is within its control will be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

All computer software used by the Company is run upon personal computers.
The Company's general ledger system was recently upgraded and is now Year 2000 compliant. The Company believes that all of its desktop publishing software is Year 2000 compliant. Whereas the Company earlier understood that its primary database application for sales order management and billing was Year 2000 compliant, it subsequently was advised otherwise. A Year 2000 compliant version of this system is now being tested among a small number of other users with good initial results; at this time, it is expected that a Year 2000 compliant version of this system will be provided to the Company within the next several months. In the unexpected event that this system is not able to be made Year 2000 compliant, the Company believes that a replacement system could be obtained; however, at this time management has not identified specific alternative replacement systems and can not specify the approximate cost of a replacement system. The system currently in use was procured for approximately $84,000.

Generally, the goods and services that the Company purchases from its vendors and suppliers are not considered to be directly vulnerable to Year 2000 issues; additionally, these goods and services are not unique and are available to the Company from numerous alternative vendors and suppliers. Reliable telephone service is critical particularly to the Company's sale of advertising in its publications; disruption of telephone service could have a material effect upon the Company's results of operations and, depending on the duration, financial condition. The Company does not believe that Year 2000 issues will cause the printing companies with which it contracts to be unable to produce its directories; however, the Company has not received assurances or warranties to that effect from these vendors. The Company does not know and believes it could, at best, only speculate the impact which any Year 2000 issues might have upon its advertising customers and how that impact would affect their decisions to purchase advertising from the Company.


At this time, the Company does not have in place a contingency plan in the event of the most reasonably likely worst case scenario; it is uncertain at this time the timing and extent to which such a contingency plan will be developed.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB - SEPTEMBER 30, 1998

FORWARD-LOOKING STATEMENTS

The statements made above relating to: (1) the reduction of selling costs as a percentage of revenues, (2) the anticipated benefits the Company may derive from its new directory participation program, (3) the timing for the Company to convert associations to the new directory participation program,
(4) the anticipated costs to the Company of complying with the Year 2000 conversion, and (5) the anticipated future impact as a result of third parties not being Year 2000 compliant on a timely basis are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (i) the inability of the Company to improve selling efficiencies, (ii) the inability of the Company to sell advertising for large directories such as those for the state of California and the state of New York, (iii) the inability of the Company to convert a large number of associations from the Company's "free directory program" to the new directory participation program, (iv) the inability of the Company to market its bar and medical association directories under the directory participation program, (v) the inability of the Company to obtain a new sales order management and billing information technology system which is Year 2000 compliant, (vi) the failure of third parties which supply services to the Company to be Year 2000 compliant on a timely basis, and (vii) the impact of the Year 2000 problem on the Company's advertising customers.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB - SEPTEMBER 30, 1998


                          PART II - OTHER INFORMATION



ITEM 5.  Other Information

On November 2, 1998, Peter S. Balise, Chairman of the Board of Directors and President of the Company, in a private transaction purchased 333,000 shares or substantially all of the Company's common stock owned by D. Scott Plakon, a former officer and then-current director of the Company. On November 3, 1998, Mr. Plakon resigned from the Company's Board of Directors to pursue other interests. Mr. Plakon resigned as an employee on April 17, 1998; he had served the Company as Executive Vice President since September, 1994. Pursuant to a prior agreement, Mr. Plakon will continue to perform consulting services for the Company on an "as needed" basis in exchange for the Company paying health insurance costs for him and his dependents through May, 1999.

On November 9, 1998, the Company announced the appointment of Andrew J. Cahill and J. William Wrigley to its Board of Directors. Mr. Cahill is a Managing Director with Stone Pine Investment Banking LLC. From 1987 to 1997, he was a Managing Director -Investment Banking for Laidlaw Equities, Inc.
Mr. Cahill brings previous experience with the Company from his active role in Laidlaw Equities' underwriting of the Company's initial public offering in 1996. He also has been appointed to serve on the Audit Committee of the Board; his term will expire at the Company's annual meeting in 2001. Mr. Wrigley joined the Company in January, 1998 as National Sales Manager and became its Chief Operating Officer in August. He has over 30 years of experience in the publishing industry, including 18 years with R. H. Donnelley Corporation. Mr. Wrigley's term on the Board will expire at the Company's annual meeting in 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

            1.  Exhibit 27 - Financial Data Schedule

     b. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                   THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB - SEPTEMBER 30, 1998



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 11, 1998 by the undersigned, thereunto duly authorized.

THE PUBLISHING COMPANY OF NORTH AMERICA, INC.



                                  /s/ Peter S. Balise

                                  ------------------------------------

                                  President (Chief Executive Officer)



                                  /s/ James M. Koller

                                  ------------------------------------

                                  Chief Financial Officer and Treasurer

                                  (Principal Financial and Accounting Officer)