Form 10QSB/A
period 1998-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-03-31
CIK 1010615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

              |X| Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

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

                                 |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                  Outstanding at March 15, 1999
---------------------------                       -----------------------------
Common Stock:  no par value                                 3,263,000

Transitional Small Business Disclosure Format (check one):        |_| Yes |X| No

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

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

            Exhibit 27 - Financial data schedule

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

                         Consolidated Balance Sheets

                                                        June 30,   December 31,
                                                            1998           1997
                                                     --------------------------
Assets                                                (Unaudited)
Current assets:
     Cash and cash equivalents                       $ 2,379,261    $ 1,710,304
     Available-for-sale securities                       585,953      1,007,050
     Accounts receivable, less allowance for
       doubtful accounts of $223,540
       at June 30, 1998 and $414,693 at
       December 31, 1997                                 401,363      1,308,884
     Directories in progress                             306,421        463,414
     Other current assets                                114,377         65,010
                                                     --------------------------
Total current assets                                   3,787,375      4,554,662

Property and equipment, net                            1,381,297      1,481,549
Goodwill, net                                                 --      1,898,680
Investment in College Directory Publishing
  Corporation                                            200,000             --
Other assets                                             312,199        116,786
                                                     --------------------------
Total assets                                         $ 5,680,871    $ 8,051,677
                                                     ==========================

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                $   289,352    $ 1,013,787
     Accrued expenses                                    206,083        552,529
     Income taxes payable                                 70,296         50,000
     Deferred revenue                                    754,553        894,109
     Capitalized leases                                       --          5,358
     Mortgage payable                                     53,333         53,333
                                                     --------------------------
Total current liabilities                              1,373,617      2,569,116

Capitalized leases payable after one year                     --         10,717
Mortgage payable after one year                          666,667        693,333
                                                     --------------------------
Total liabilities                                      2,040,284      3,273,166

Shareholders' equity:
     Common shares, no par value:
       15,000,000 shares authorized;
       4,048,600 shares issued and
       outstanding at June 30, 1998;
       4,869,900 shares issued and
       outstanding at December 31, 1997                5,834,698      5,834,698
     Treasury stock, at cost                            (421,667)            --
     Unrealized gain (loss) on
       available-for-sale securities                       2,179         (3,033)
     Accumulated deficit                              (1,763,581)    (1,037,737)
     Unearned compensation, net                          (11,042)       (15,417)
                                                     --------------------------
Total shareholders' equity                             3,640,587      4,778,511
                                                     --------------------------
Total liabilities and shareholders' equity           $ 5,680,871    $ 8,051,677
                                                     ==========================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

                      Consolidated Statements of Operations
                                   (unaudited)

                                                          Three months ended            Six months ended
                                                         June 30,      June 30,      June 30,      June 30,
                                                             1998          1997          1998          1997
                                                      -------------------------   -------------------------
Net sales                                              $1,738,179    $1,624,397    $3,695,912    $3,058,093

Costs and expenses:
     Production                                           407,200       422,894       853,961       787,983
     Marketing and selling                              1,001,798       681,741     2,066,941     1,172,843
     Depreciation                                          44,305        33,921        89,785        67,721
     Amortization                                          25,072         6,725        55,974        13,982
     General and
      administrative                                      468,909       502,773     1,069,241     1,046,635
                                                      -------------------------   -------------------------
                                                        1,947,284     1,648,054     4,135,902     3,089,164
                                                      -------------------------   -------------------------
Loss from operations                                     (209,105)      (23,657)     (439,990)      (31,071)

Interest income, net of expense                            13,152        50,387         5,186        60,840
Loss from sale of subsidiary                             (220,744)           --      (220,744)           --
                                                      -------------------------   -------------------------
Income (loss) before income
tax expense                                              (416,697)       26,730      (655,548)       29,769

Income tax expense                                        (70,296)           --       (70,296)           --
                                                      -------------------------   -------------------------

Net income (loss)                                       ($486,993)      $26,730     ($725,844)      $29,769
                                                      =========================   =========================

Net income (loss) per common share
     Basic                                                 ($0.10)        $0.01        ($0.15)        $0.01
                                                      =========================   =========================
     Diluted                                               ($0.10)        $0.01        ($0.15)        $0.01
                                                      =========================   =========================

Shares used in computing net income (loss) per share
     Basic                                              4,707,012     4,121,274     4,785,339     4,120,020
                                                      =========================   =========================
     Diluted                                            4,707,012     4,129,184     4,785,339     4,130,912
                                                      =========================   =========================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

                            Statements of Cash Flows
                                   (unaudited)

                                                                 Six months ended
                                                             June 30,       June 30,
Cash flows from operating activities                             1998          1997
                                                         --------------------------
Net income (loss)                                           ($725,844)      $29,769
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
  Depreciation and amortization                               145,760        81,703
  Accretion of unearned compensation                            4,375         9,083
  Bad debt expense                                            206,574       354,001
  Exchange of advertising for machinery & equipment            (2,100)       (6,586)
  Gain on sale of securities                                  (17,744)      (22,651)
  Loss from sale of CDP                                       220,744            --
  Changes in assets and liabilities, net of sale of CDP:
    (Increase) decrease in accounts receivable                434,994      (512,837)
    Increase in directories in progress                      (611,329)      (72,955)
    Increase in other assets                                 (162,447)     (152,199)
    Increase (decrease) in accounts payable                  (650,738)       34,518
    Increase (decrease) in accrued expenses                  (125,812)       14,207
    Increase in income taxes payable                           70,296            --
    Increase in deferred revenue                              553,530        81,970
                                                         --------------------------
Net cash used in operating activities                        (659,741)     (161,977)

Cash flows from investing activities
  Sale of CDP, net of cash balance                          1,072,152            --
  Sale of securities available-for-sale                       444,000     1,000,000
  Purchases of U.S. Treasury securities                            --      (399,781)
  Purchases of property, plant and equipment                  (66,427)      (85,172)
                                                         --------------------------
Net cash provided by investing activities                   1,449,725       515,047

Cash flows from financing activities
  Compensation issued as shares of common stock                    --        15,133
  Repayment of mortgage principal                             (26,667)      (26,667)
  Repayment of capitalized leases                              (2,187)           --
  Contingent consideration paid relating to
     acquisition of CDP                                       (14,256)           --
  Purchase of treasury stock                                  (77,917)           --
                                                         --------------------------
Net cash used in financing activities                        (121,027)      (11,534)
Net increase in cash and cash equivalents                     668,957       341,536
Cash and cash equivalents at beginning of period            1,710,304     1,760,831
                                                         --------------------------
Cash and cash equivalents at end of period                 $2,379,261    $2,102,367
                                                         ==========================

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

                      Statements of Cash Flows (continued)
                                   (unaudited)

                                                            Six months ended
                                                          June 30,      June 30,
Supplemental cash flow information                           1998          1997
                                                     --------------------------

Interest paid                                            $ 30,213      $ 32,869
                                                     ==========================
Exchange of advertising for supplies                     $  4,076      $  8,452
                                                     ==========================
Non-cash items received from sale of CDP                 $643,750            --
                                                     ==========================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

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

2. CONSOLIDATION

The consolidated financial statements include the accounts of the Company's bar and medical association directory publishing division ("PCNA") and its wholly-owned subsidiary, College Directory Publishing, Inc. ("CDP") since the acquisition of CDP on July 3, 1997 and until its sale on June 10, 1998 (see Note
12). Intercompany transactions have been eliminated in consolidation.

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

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

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

7. GOODWILL

Goodwill resulting from the acquisition of CDP was amortized using the straight-line method over twenty years until the sale of CDP on June 10, 1998. (See Note 12.)

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

                                          Three months ended June 30,  Six months ended June 30,
                                                   1998          1997         1998          1997
                                             ------------------------  -------------------------
Numerator:
   Net income (loss) from continuing
   operations                                 ($486,993)      $26,730    ($725,844)      $29,769
                                             ------------------------  -------------------------
   Numerator for basic earnings per
     share - income (loss)available to common
     shareholders
                                               (486,993)       26,730     (725,844)       29,769

   Effect of dilutive securities                     --            --           --            --
                                             ------------------------  -------------------------
    Numerator for diluted earnings per
      share-income (loss) available to common
      shareholders after assumed
      conversions                              (486,993)       26,730     (725,844)       29,769

Denominator:
   Denominator for basic earnings per
     share-weighted-average shares            4,707,012     4,121,274    4,785,339     4,120,020

   Effect of dilutive securities - stock
     options                                         --         7,910           --        10,892
                                             ------------------------  -------------------------
    Denominator for diluted earnings per
      share-Adjusted weighted-average shares
      and assumed conversions                 4,707,012     4,129,184    4,785,339     4,130,912
Basic earnings per share                         ($0.10)        $0.01       ($0.15)        $0.01
                                             ========================  =========================
Diluted earnings per share                       ($0.10)        $0.01       ($0.15)        $0.01
                                             ========================  =========================

In computing diluted EPS for 1998, options for 228,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The provision for income taxes is comprised primarily of current state income taxes payable related to the sale of CDP.

10. STOCK-BASED COMPENSATION

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

11. USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

12. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

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

On June 10, 1998, the Company sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in operating loans made to CDP by the Company; (ii) a $100,000 note from the corporation acquiring CDP (the "Acquiror" or "College Directory Publishing Corporation") due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering ("IPO"); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and (iv) 750,000 shares of the Company's common stock that it issued when it acquired CDP in July 1997. The Company posted a loss of $220,744 as a result of the sale transaction; which loss could be attributed primarily to the decline in value of the Company shares issued in the acquisition and returned in the sale. The value attributed to the shares at the time of the acquisition (excluding those considered contingent consideration) was $687,500; these same shares were valued at $343,750 when returned to the Company upon the sale.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following tables set forth the Company's results of operations for the three and six months ended June 30, 1998 and 1997, showing the results of PCNA and CDP separately and on a consolidated basis (1997 results are for PCNA only because CDP was acquired on July 3, 1997):

                                              Three months ended          Three months ended
                                                   June 30, 1998    June 30, 1998    June 30, 1997
                                          PCNA               CDP     Consolidated             PCNA
                                     ---------------------------    ------------------------------
Net sales                            $1,738,179               --       $1,738,179       $1,624,397
Costs and expenses:
     Production                         407,200               --          407,200          422,894
     Marketing and selling              908,539          $93,259        1,001,798          681,741
     Depreciation                        38,667            5,638           44,305           33,921
     Amortization                        25,072               --           25,072            6,725
     General and
       administrative                   347,135          121,774          468,909          502,773
                                     ---------------------------    ------------------------------
                                      1,726,613          220,671        1,947,284        1,648,054
                                     ---------------------------    ------------------------------

Income (loss) from operations            11,566         (220,671)        (209,105)         (23,657)
Interest income (expense), net           32,913          (19,761)          13,152           50,387
Loss from sale of subsidiary           (220,744)              --         (220,744)              --
                                     ---------------------------    ------------------------------
Income (loss) before taxes             (176,265)        (240,432)        (416,697)          26,730
Provision for income taxes               70,296               --           70,296               --
                                     ---------------------------    ------------------------------
Net income (loss)                     ($246,561)       ($240,432)       ($486,993)         $26,730


                                                Six months ended            Six months ended
                                                   June 30, 1998    June 30, 1998    June 30, 1997
                                          PCNA               CDP     Consolidated             PCNA
                                     ---------------------------    ------------------------------
Net sales                            $3,695,912               --       $3,695,912       $3,058,093
Costs and expenses:
     Production                         853,961               --          853,961          787,983
     Marketing and selling            1,908,714         $158,227        2,066,941        1,172,843
     Depreciation                        78,886           10,899           89,785           67,721
     Amortization                        55,974               --           55,974           13,982
     General and administrative         833,674          235,567        1,069,241        1,046,635
                                     ---------------------------    ------------------------------
                                      3,731,209          404,693        4,135,902        3,089,164
                                     -------------------------------------------------------------
Loss from operations                    (35,297)        (404,693)        (439,990)         (31,071)
Interest income (expense), net           37,869          (32,683)           5,186           60,840
Loss from sale of subsidiary           (220,744)              --         (220,744)              --
                                     ---------------------------    ------------------------------
Income (loss) before taxes             (218,172)        (437,376)        (655,548)          29,769
Provision for income taxes               70,296               --           70,296               --
                                     ---------------------------    ------------------------------
Net income (loss)                     ($288,468)       ($437,376)       ($725,844)         $29,769


                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

Results of Operations (continued)

      PCNA's revenues increased 7% for the quarter ended June 30, 1998 from the same period a year earlier; it increased 21% for the six months then-ended from the same period a year earlier. CDP posted no revenues in the first two quarters of 1998. As is evident in the tables above, CDP's results of operations and its sale on June 10, 1998 (see Note 12 to the Unaudited Interim Financial Statements) had a very significant negative impact on the Company's consolidated operations. CDP's loss of $437,000 for the first half of 1998 was expected due to the seasonality of its business. The loss of $221,000 resulting from the sale of CDP could be attributed primarily to the decrease of $343,750 in the value of the stock which was issued in the acquisition and then returned to the Company in the sale.

      Excluding CDP's loss and the loss from the sale of CDP, the Company posted income from operations for the most recent quarter of $11,566. Again excluding the effect of CDP's losses, the loss from the sale of CDP and the tax expense related to that sale, the Company's net income for the three and six months ended June 30, 1998 was $44,479 and $2,572, respectively.

      The following table sets forth PCNA's results of operations (excluding
CDP) in percentages of revenues for the three and six months ended June 30, 1998 and 1997:

                        Three months ended June 30    Six months ended June 30
                                   1998      1997              1998       1997
                                   PCNA      PCNA              PCNA       PCNA
                        --------------------------------------------------------
Net sales                         100.0%    100.0%            100.0%     100.0%
Costs and expenses:
     Production                    23.4%     26.0%             23.1%      25.8%
     Marketing and selling         52.3%     42.0%             51.6%      38.4%
     Depreciation                   2.2%      2.1%              2.1%       2.2%
     Amortization                   1.4%      0.4%              1.5%       0.5%
     General and
       administrative              20.0%     31.0%             22.6%      34.2%
                        --------------------------------------------------------
                                   99.3%    101.5%            101.0%     101.0%
                        --------------------------------------------------------
Income (loss) from
operations                          0.7%     (1.5%)            (1.0%)     (1.0%)

            Management has been able to reduce PCNA's production costs and its general and administrative expenses as a percentage of revenues for the periods shown in 1998 from that in the same periods in 1997. The reduction in production costs was due primarily to lower in-house labor costs. Approximately half of the reduction in general and administrative costs was due to lower bad debt expenses in 1998; lower payroll expense in this area also was a significant factor. In the quarter ended June 30, 1998, the Company recognized a $43,000 insurance reimbursement for certain legal expenses which were incurred in prior periods. Amortization expense rose in 1998 from 1997 due to the amortization of the goodwill relating to the acquisition of CDP in July, 1997. Management also has taken efforts to reduce marketing and selling costs, the great majority of which are the costs of selling print advertising rather than the securing of publishing contracts. Management's efforts did not result in reductions of these expenses as a percentage of revenues for the first three quarters of 1998. However, these expenses were reduced to 45.2% of revenues in the fourth quarter of 1998. There can be no assurances that this lower level of expense will continue into 1999.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

Results of Operations (continued)

      In March 1999 as a result of the preparation of the tax provision for the Company's annual financial statements, the Company learned that an estimated $70,296 of income tax expense had been incurred in connection with the sale of CDP, primarily related to state taxes. Upon learning this, the Company determined that this interim report should be amended in order to report the item in the period in which the taxable event occurred.

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

      The Company used $659,741 of cash in operating activities in the first half of 1998, compared to $161,977 used in the same period in 1997. The net loss of $725,844 in 1998 included the non-cash loss of $220,744 from the sale of CDP and $70,296 of income taxes payable related to that sale. Other significant factors in 1998 included an increase of $611,329 in directories in progress, a decrease of $650,738 in accounts payable, and an increase of $553,530 in deferred revenue. All of these changes were primarily attributable to CDP's highly-seasonal business cycle. In the first half of 1998, CDP paid down the high accounts payable balance it had at the end of 1997 which resulted from the high volume of publications it had printed and shipped in the last quarter of that year. Also in the first half of 1998, CDP began to accumulate costs (which are reported as directories in progress) and it began to collect deferred revenues on directories that would not be published until late 1998. These changes were all expected and normal for CDP's business cycle.

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

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

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

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

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

                  The Publishing Company of North America, Inc.
                          Form 10-QSB/A - June 30, 1998

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 30, 1999 by the undersigned, thereunto duly authorized.

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