Form 10QSB/A
period 1998-09-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-03-31
CIK 1010615

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

                                 |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                                Outstanding at March 15, 1999
---------------------------                    ---------------------------------
Common Stock:  no par value                                 3,263,000

Transitional Small Business Disclosure Format (check one): |_| Yes  |X| No

                 The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

            Exhibit 27 - Financial data schedule

                The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

                           Consolidated Balance Sheets

                                                         September 30,  December 31,
                                                                  1998          1997
                                                         ---------------------------
Assets                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                $ 2,532,946   $ 1,710,304
  Available-for-sale securities                                    876     1,007,050
  Accounts receivable, less allowance for doubtful
    accounts of $200,415 at September 30, 1998
    and $414,693 at December 31, 1997                          237,700     1,308,884
  Directories in progress                                      360,472       463,414
  Other current assets                                         137,969        65,010
                                                         ---------------------------
Total current assets                                         3,269,963     4,554,662

Property and equipment, net                                  1,352,032     1,481,549
Goodwill, net                                                       --     1,898,680
Investment in College Directory Publishing Corporation         200,000            --
Other assets                                                   299,562       116,786
                                                         ---------------------------
Total assets                                               $ 5,121,557   $ 8,051,677
                                                         ===========================

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                         $   187,229   $ 1,013,787
  Accrued expenses                                             205,620       552,529
  Income taxes payable                                          70,296        50,000
  Deferred revenue                                             930,299       894,109
  Capitalized leases                                                --         5,358
  Mortgage payable                                              53,333        53,333
                                                         ---------------------------
Total current liabilities                                    1,446,777     2,569,116

Capitalized leases payable after one year                           --        10,717
Mortgage payable after one year                                653,333       693,333
                                                         ---------------------------
Total liabilities                                            2,100,110     3,273,166

Shareholders' equity:
  Common shares, no par value:
    15,000,000 shares authorized; 4,868,900 shares
    issued at September 30, 1998; 4,869,900
    shares issued and outstanding at December 31, 1997       5,828,448     5,834,698
  Unearned compensation, net                                    (4,167)      (15,417)
  Unrealized loss on available-for-sale securities                  --        (3,033)
  Accumulated deficit                                       (1,943,338)   (1,037,737)
  Treasury stock; 1,339,800 shares at cost                    (859,496)           --
                                                         ---------------------------
Total shareholders' equity                                   3,021,447     4,778,511
                                                         ---------------------------
Total liabilities and shareholders' equity                 $ 5,121,557   $ 8,051,677
                                                         ===========================

                             See accompanying notes.

                The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

                      Consolidated Statements of Operations
                                   (unaudited)

                                        Three months ended           Nine months ended
                                     Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                          1998          1997          1998          1997
                                   -------------------------   -------------------------

Net sales                          $ 1,223,752   $ 2,286,564   $ 4,919,664   $ 5,344,657

Costs and expenses:
    Production                         302,941       709,170     1,156,902     1,497,153
    Marketing and selling              668,940     1,162,574     2,735,881     2,335,417
    Depreciation                        36,831        43,325       126,616       111,045
    Amortization                         5,637        30,848        61,611        44,831
    General and administrative         400,675       825,450     1,469,916     1,872,085
                                   -------------------------   -------------------------
                                     1,415,024     2,771,367     5,550,926     5,860,531
                                   -------------------------   -------------------------
Loss from operations                  (191,272)     (484,803)     (631,262)     (515,874)

Interest income, net of expense         11,515        49,625        16,701       110,465
Sale of subsidiary                          --            --      (220,744)           --
                                   -------------------------   -------------------------
Loss before income tax expense        (179,757)     (435,178)     (835,305)     (405,409)

Income tax expense                          --            --        70,296            --
                                   -------------------------   -------------------------

Net loss                             ($179,757)    ($435,178)    ($905,601)    ($405,409)
                                   =========================   =========================

Net loss per common share - basic       ($0.05)       ($0.09)       ($0.21)       ($0.09)
                                   =========================   =========================
Shares used in computing
    net loss per share - basic       3,936,592     4,614,900     4,354,518     4,282,690
                                   =========================   =========================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 Nine months ended
                                                                             Sept. 30,      Sept. 30,
Cash flows from operating activities                                              1998          1997
                                                                           -------------------------
Net loss                                                                   ($  905,601)  ($  405,409)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                                188,227       155,876
  Accretion of unearned compensation                                             5,000        17,917
  Bad debt expense                                                             110,243       551,526
  Exchange of advertising for machinery & equipment                             (6,480)       (9,025)
  Gain on sale of securities                                                   (14,847)      (21,554)
  Interest accrued on U.S. Treasury securities                                      --       (36,702)
  Loss from sale of CDP                                                        220,744            --
  Changes in assets and liabilities, net of sale (acquisition in 1997)
  of CDP:
    (Increase) decrease in accounts receivable                                 694,989      (832,654)
    Increase in directories in progress                                       (665,381)     (386,043)
    Increase in other assets                                                  (179,039)     (133,087)
    Increase (decrease) in accounts payable                                   (752,861)      121,301
    Increase (decrease) in accrued expenses                                   (126,275)      372,939
    Increase in income taxes payable                                            70,296       372,939
    Increase in deferred revenue                                               729,276       654,685
                                                                           -------------------------
Net cash provided by (used in) operating activities                           (631,709)       49,770

Cash flows from investing activities
  Sale (acquisition in 1997) of CDP, net of cash balance                     1,072,152      (363,938)
  Sale of securities available-for-sale                                      1,024,000     1,899,781
  Purchases of U.S. Treasury securities                                             --    (1,375,790)
  Purchases of property, plant and equipment                                   (69,612)     (223,249)
                                                                           -------------------------
Net cash provided by (used in) investing activities                          2,026,540       (63,196)

Cash flows from financing activities
  Compensation issued as shares of common stock                                     --         9,633
  Repayment of mortgage principal                                              (40,000)      (40,000)
  Repayment of capitalized leases                                               (2,187)         (493)
  Contingent consideration paid relating to acquisition of CDP                 (14,256)           --
  Purchases of treasury stock                                                 (515,746)           --
                                                                           -------------------------
Net cash used in financing activities                                         (572,189)      (30,860)

Net increase (decrease) in cash and cash equivalents                           822,642       (44,286)
Cash and cash equivalents at beginning of period                             1,710,304     1,760,831
                                                                           -------------------------
Cash and cash equivalents at end of period                                  $2,532,946    $1,716,545
                                                                           =========================

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

                Consolidated Statements of Cash Flows (continued)
                                   (unaudited)

                                                                                Nine months ended
                                                                           Sept. 30,       Sept. 30,
Supplemental cash flow information                                              1998            1997
                                                                           -------------------------

Interest paid                                                               $ 45,104        $ 59,811
                                                                           =========================

Exchange of advertising for supplies                                        $ 20,515        $ 24,775
                                                                           =========================

Acquisition of CDP by issuance of common stock                                    --        $687,500
                                                                           =========================

Non-cash items received from sale of CDP                                    $643,750              --
                                                                           =========================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998


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

                                              Three months ended Sept. 30,  Nine months ended Sept. 30,
                                                        1998          1997          1998          1997
                                                 -------------------------   -------------------------
Numerator:
  Net loss from continuing operations              ($179,757)    ($435,178)    ($905,601)    ($405,409)
                                                 -------------------------   -------------------------
  Numerator for basic loss per share - loss
    available to common shareholders               ($179,757)    ($435,178)    ($905,601)    ($405,409)

  Effect of dilutive securities                           --            --            --            --
                                                 -------------------------   -------------------------
    Numerator for diluted loss per share -
      loss available to common shareholders
      after assumed conversions                    ($179,757)    ($435,178)    ($905,601)    ($405,409)

Denominator:
  Denominator for basic loss per share -
    weighted-average shares                        3,936,592     4,614,900     4,354,518     4,282,690

  Effect of dilutive securities - stock options           --            --            --            --
                                                 -------------------------   -------------------------
      Denominator for diluted loss per share -
        Adjusted weighted-average shares and
        assumed conversions                        3,936,592     4,614,900     4,354,518     4,282,690

Basic loss per share                                  ($0.05)       ($0.09)       ($0.21)       ($0.09)
                                                 =========================   =========================
Diluted loss per share                                ($0.05)       ($0.09)       ($0.21)       ($0.09)
                                                 =========================   =========================

In computing diluted EPS for 1998, options for 197,600 (151,600 in 1997) shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following tables set forth the Company's results of operations for the three and nine months ended September 30, 1998 and 1997, showing the results of PCNA and CDP separately and on a consolidated basis. CDP was acquired on July 3, 1997 and sold on June 10, 1998; therefore, it is included in the Company's consolidated results for the periods beginning July 1, 1997 through June 30, 1998:

                                Three months ended
                                    Sept. 30, 1998        Three months ended Sept. 30, 1997
                                              PCNA          PCNA           CDP  Consolidated
                                      ------------   ---------------------------------------
Net sales                               $1,223,752    $1,916,589      $369,975    $2,286,564
Costs and expenses:
  Production                               302,941       610,702        98,468       709,170
  Marketing and selling                    668,940       935,082       227,492     1,162,574
  Depreciation                              36,831        40,528         2,797        43,325
  Amortization                               5,637        30,848            --        30,848
  General and administrative               400,675       600,476       224,974       825,450
                                      ------------   ---------------------------------------
                                         1,415,024     2,217,636       553,731     2,771,367
                                      ------------   ---------------------------------------
Loss from operations                      (191,272)     (301,047)     (183,756)     (484,803)
Interest income (expense), net              11,515        60,499       (10,874)       49,625
                                      ------------   ---------------------------------------
Net loss                                 ($179,757)    ($240,548)    ($194,630)    ($435,178)

                                                                              Nine months ended
                                            Nine months ended Sept. 30, 1998     Sept. 30, 1997
                                              PCNA          CDP*  Consolidated     Consolidated
                                       ---------------------------------------   --------------

Net sales                               $4,919,664            --    $4,919,664      $5,344,657
Costs and expenses:
  Production                             1,156,902            --     1,156,902       1,497,153
  Marketing and selling                  2,577,654      $158,227     2,735,881       2,335,417
  Depreciation                             115,717        10,899       126,616         111,045
  Amortization                              61,611            --        61,611          44,831
  General and administrative             1,234,349       235,567     1,469,916       1,872,085
                                       ---------------------------------------   --------------
                                         5,146,233       404,693     5,550,926       5,860,531
                                       ---------------------------------------   --------------
Loss from operations                      (226,569)     (404,693)     (631,262)       (515,874)
Interest income (expense), net              49,384       (32,683)       16,701         110,465
Sale of subsidiary                        (220,744)           --      (220,744)             --
                                       ---------------------------------------   --------------
Loss before taxes                         (397,929)     (437,376)     (835,305)       (405,409)
Provision for income taxes                 (70,296)           --       (70,296)             --
                                       ---------------------------------------   --------------
Net loss                                 ($468,225)    ($437,376)    ($905,601)      ($405,409)

      *     CDP's results are through its sale on June 10, 1998

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998


Results of Operations (continued)

      As is evident in the tables above, CDP's results of operations and its sale on June 10, 1998 (see Note 12 to the Unaudited Interim Financial Statements) had a significant negative impact on the Company's consolidated operations in the third quarter of 1997 and year-to-date in 1998. CDP posted no revenues in 1998 and a loss of $437,000 before it was sold on June 10, 1998. CDP's losses in 1998 and in the third quarter of 1997 were expected due to the seasonality of its business, with the great majority of its revenues occuring in the fourth quarter of each year. The loss of $221,000 resulting from the sale of CDP was primarily attributable to the decrease of $344,000 in the value of the stock that was issued in the acquisition and then returned to the Company in the sale.

      In March 1999 as a result of the preparation of the tax provision for the Company's annual financial statements, the Company learned that that an estimated $70,296 of income tax expense had been incurred in connection with the sale of CDP, primarily related to state taxes. Upon learning this, the Company determined that this interim report should be amended.

      PCNA's revenues (which excludes CDP) decreased $693,000 or 36% for the quarter ended September 30, 1998 from the same period a year earlier; for the nine months then-ended its revenues decreased $55,000 or 1% from the same period a year earlier. In the third quarter of 1998, it published 15 directories, compared to 20 in the same period in 1997. PCNA has discontinued the publication of certain directories that had higher production costs relative to revenues. This action has contributed to lower production costs relative to revenues in 1998. Even given the reduced publication schedule, revenues in the most recent quarter were lower than expected due to lower-than-anticipated sales as described below. In the third quarter of 1997 PCNA published a directory for the Bar Association of the City of New York; due to difficulties with that publication, PCNA cancelled the agreement. In its place, PCNA contracted to publish a directory of advertising to accompany an unofficial directory of New York state attorneys, known to lawyers as the "Red Book," that is sold and published by another company to more than 30,000 attorneys in that state. This first-time publication of PCNA contained approximately $250,000 less in advertising sales than was in the directory published a year earlier for the New York City bar association. Another factor contributing to the decline in the most recent quarter's revenues is the reduction of the selling capacity of PCNA's sales force with the closing of the Orlando sales office at the end of May 1998. Management believes that this and other actions will contribute to lower selling costs as a percentage of revenues.

      The following table sets forth PCNA's results of operations (excluding
CDP) in percentages of revenues for the three and nine months ended September 30, 1998 and 1997:

                          Three months ended Sept. 30   Nine months ended Sept. 30
                                       1998      1997               1998      1997
                                       PCNA      PCNA               PCNA      PCNA
                                    ----------------------------------------------
Net sales                            100.0%    100.0%             100.0%    100.0%
Costs and expenses:
  Production                          24.8%     31.9%              23.5%     28.1%
  Marketing and selling               54.6%     48.8%              52.4%     42.4%
  Depreciation                         3.0%      2.1%               2.3%      2.2%
  Amortization                         0.5%      1.6%               1.3%      0.9%
  General and administrative          32.7%     31.3%              25.1%     33.1%
                                    ----------------------------------------------
                                     115.6%    115.7%             104.6%    106.7%
                                    ----------------------------------------------
Loss from operations                 (15.6%)   (15.7%)             (4.6%)    (6.7%)

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

      Management has taken steps to reduce marketing and selling costs, the great majority of which are the costs of selling print advertising rather than the securing of publishing contracts; however, management's efforts have not resulted in reductions of these expenses to date. In fact, these expenses increased for the periods in 1998 shown above, primarily due to increases in related payroll costs. Management is continuing to focus on the reduction of these expenses as having a primary influence upon PCNA's results of operations. These costs were reduced to 45.2% of revenues in the fourth quarter of 1998. There can be no assurances that this lower level of expenses will continue into 1999.

      In conjunction with its action to discontinue publication of certain directories that had higher production costs relative to revenue, PCNA has endeavored to revise or replace most of its other publishing agreements. PCNA generally has published under a "free directory program" by which directories are provided to all members of a professional association at no charge to either the individual members or the association. In mid-1998 efforts began to transition agreements to a "directory participation program" by which directories may be purchased by either individual members or the association, often for a charge which can be billed as shipping and handling. In some cases, associations may choose a directory price from which PCNA and the association share in the revenues. This revised program may provide at least two benefits to PCNA. First, it may provide an additional source of revenue that could substantially offset the production and distribution costs. Secondly, it may substantially reduce PCNA's cost by reducing the number of directories that must be printed and distributed. Through September 30, 1998, PCNA has not published any directories under the new program; it expects most of its agreements to be under the new program by the third quarter of 1999. There can be no assurances that the Company will be able to transition most of its agreements to the new program, nor that the Company will realize the benefits to revenues and costs described above.

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

      The Company used $632,000 of cash in operating activities during the first nine months of 1998, compared to $50,000 cash provided by operations during the same period in 1997. The net loss of $906,000 in 1998 included the non-cash loss of $221,000 from the sale of CDP and an increase of $70,296 in income taxes payable related to that sale. Other significant factors relating to changes in the Company's cash in 1998 included a decrease of $695,000 in accounts receivable, an increase of $665,000 in directories in progress, a decrease of $753,000 in accounts payable, and an increase of $729,000 in deferred revenue. All of these changes were primarily attributable to CDP's highly seasonal business cycle. In the first half of 1998, CDP paid down the high accounts payable balance it had at the end of 1997 which resulted from the high volume of publications it had printed and shipped in the last quarter of that year. Also in the first half of 1998, CDP began to accumulate costs (which are reported as directories in progress) and it began to collect deferred revenues on directories that would not be published until late 1998. These changes were all expected and normal for CDP's business cycle.

      The Company has no plans at this time to acquire a material amount of capital assets.

      The Company's Board of Directors has authorized the Company to repurchase up to $1,000,000 of its outstanding shares of common stock. From January 1 through September 30, 1998, the Company purchased 589,800 shares of its common stock at an average cost of $0.87 per share, including 250,000 shares purchased from its former Executive Vice President and a then-current director at an average price of $0.66 per share. From October 1, 1998 through March 15, 1999 the Company purchased 294,500 shares of its common stock at an average cost of $0.98 per share.

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

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

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

      On November 9, 1998, the Company announced the appointment of Andrew J. Cahill and J. William Wrigley to its Board of Directors. Mr. Cahill is a Managing Director with Stone Pine Investment Banking LLC. From 1987 to 1997, he was a Managing Director - Investment Banking for Laidlaw Equities, Inc. Mr. Cahill brings previous experience with the Company from his active role in Laidlaw Equities' underwriting of the Company's initial public offering in 1996. He also has been appointed to serve on the Audit Committee of the Board; his term will expire at the Company's annual meeting in 2001. Mr. Wrigley joined the Company in January, 1998 as National Sales Manager and became its Chief Operating Officer in August. He has over 30 years of experience in the publishing industry, including 18 years with R. H. Donnelley Corporation. Mr. Wrigley's term on the Board will expire at the Company's annual meeting in 2000.

ITEM 6. Exhibits and Reports on Form 8-K

      a. Exhibits

            1. Exhibit 27 - Financial Data Schedule

      b. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                  The Publishing Company of North America, Inc.
                       Form 10-QSB/A - September 30, 1998

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 30, 1999 by the undersigned, thereunto duly authorized.

                                   The Publishing Company of North America, Inc.


                                   /s/ Peter S. Balise
                                   ---------------------------------------------
                                   President (Chief Executive Officer)


                                   /s/ James M. Koller
                                   ---------------------------------------------
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)