Form 10KSB
period 1998-12-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-03-31
CIK 1010615

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                          COMMISSION FILE NO. 0-27994

                            ------------------------

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The registrant's revenues for its most recent fiscal year, ended December 31, 1998 were $6,371,014.

    The aggregate market value of the registrant's voting stock held by non-affiliates, computed by reference to the last sale price per share as of March 15, 1999 was $2,827,000.

    There were 3,263,000 shares of the registrant's Common Stock outstanding as of March 15, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1998 are incorporated by reference into Part III.

    Transitional Small Business Disclosure Format (check one): / / Yes  /X/ No

                                     INDEX

                                                                                                                  PAGE
                                                                                                                  -----
                                                          PART I

Item 1.     Business.........................................................................................           3
Item 2.     Properties.......................................................................................           8
Item 3.     Legal Proceedings................................................................................           8
Item 4.     Submission of Matters to a Vote of Security Holders..............................................           8

                                                         PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.........................................           9
Item 6.     Management's Discussion and Analysis or Plan of Operations.......................................          11
Item 7.     Financial Statements.............................................................................          16
Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................................................          33

                                                  PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................................................          33
Item 10.    Executive Compensation...........................................................................          33
Item 11.    Security Ownership of Certain Beneficial Owners and Management...................................          33
Item 12.    Certain Relationships and Related Transactions...................................................          33
Item 13.    Exhibits and Reports on Form 8-K, Index..........................................................          34

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

PART I

ITEM 1. BUSINESS

GENERAL

    Throughout this document, "the Company" shall refer to The Publishing Company of North America, Inc. and its wholly-owned subsidiary, College Directory Publishing, Inc. (CDP) which was acquired by the Company on July 3, 1997 and sold by the Company on June 10, 1998. While the Company had established two new wholly owned subsidiaries at the time of this report (See Exhibit 21.0, Subsidiaries of the Registrant), these new companies played no role in the Company's business in 1998 or 1997. PCNA refers to the Company's bar and medical association publishing activities.

    Historically, PCNA has specialized in publishing free membership directories for bar associations nationwide. PCNA relies upon the sale of advertising within the directories to generate its principal revenues. In February 1998, PCNA introduced its new Directory Participation Program (DPP). The DPP is designed to allow attorneys, law firms, courts or bar associations to purchase directories directly from PCNA. Associations that purchase directories from PCNA can then sell the directories to their members at a profit or distribute the directories free of charge. While PCNA continues its free directory programs for larger associations, the new DPP programs account for approximately 49% of the Company's contracts.

    PCNA's principal product is the publication of city, county and state bar association print directories throughout the continental United States. Most bar association directories contain a complete listing of member attorneys along with their firm names, addresses, telephone numbers and fax numbers. They often also contain court information and specialized local information which attorneys may require during their course of business.

    PCNA publishes the majority of its directories "in-house", contracting the printing and binding to outside firms. In most cases, PCNA assumes all costs of publication, including design, layout, printing and binding of its directories.

    The Company is a Florida corporation which was organized in September 1993. The Company's management has approximately 90 years of combined experience in publishing print specialty directories. The high quality of the print directories published by PCNA and PCNA's commitment to client service have contributed to PCNA's penetration in the legal publishing marketplace.

    In December 1995, PCNA became the publisher of the directory for the National Association of Bar Executives ("NABE") which is affiliated with the American Bar Association. NABE consists of executives from many leading bar associations at the state, county and local levels. As the publisher of the NABE directory and the only publisher of bar association directories allowed to be present at NABE functions, PCNA believes that it has an important competitive advantage in the marketing of bar directories to NABE members. In April 1997, PCNA became a sponsor for the National Conference of Bar Presidents (NCBP) and the National Conference of Bar Foundations (NCBF). The Company believes that these additional sponsorships will help increase the Company's exposure to important contacts within the legal publishing industry.

    The Company made significant changes to its senior management team during 1998. Bill Wrigley became the Company's new National Sales Manager effective January 1998. In August 1998 he assumed the responsibilities of Chief Operating Officer. Mr. Wrigley joined the Company with a distinguished record from R. H. Donnelley Corporation, the largest independent publisher of directories in the nation, and as former founder, President and CEO of DataNational Corporation, which was then one of the fastest growing independent directory companies in America.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ACQUISITION AND SALE OF CDP

    On July 3, 1997 PCNA, through a 100% owned subsidiary, acquired 100% of the outstanding capital stock of CDP in a tax-free merger. CDP is a Conshohocken, Pennsylvania-based publisher of college and university campus directories. As described elsewhere, the Company sold CDP in 1998 for the return of the same consideration paid in its acquisition, repayment of operating loans made to CDP, a $100,000 promissory note, and $200,000 of convertible preferred stock of the acquiror of CDP which is convertible into $1,000,000 of common stock upon certain events. See Item 6. Management's Discussion and Analysis or Plan of Operation--Sale of CDP.

PRINT DIRECTORIES

    INDUSTRY OVERVIEW

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

    While the Martindale-Hubbell directory is an important tool for many attorneys, because of its size it lacks the convenience of a smaller desktop directory. The Company believes that many attorneys may rely on the information contained in their bar association directories. In the course of their profession, lawyers are required to frequently communicate with other lawyers. Therefore, bar directories meet a need of attorneys. From a lawyer's perspective, a bar directory contains a convenient listing of names, addresses and telephone numbers and often, facsimile numbers of co-counsel, opposing counsel, local courts and judges. Since a bar association directory is often used, the advertising contained in those directories is intended to reach its targeted audience on a regular basis.

PCNA'S BAR DIRECTORIES

    PCNA provides directories to individual bar associations and attorneys nationwide. PCNA derives revenues from the sale of directories as well as the sale of yellow page advertising located after the listing of association members. Advertisers are usually local merchants marketing their goods and services to lawyers in the communities served by the bar association. Participating advertisers include title companies, court reporters, accountants, and office supply companies. Additionally, PCNA markets to many attorneys the option of having their own specialty listings in their local directory. These listings, which do not represent a material portion of the Company's revenues, are contained in bar directories published by PCNA and provide a convenient source of referrals for attorneys who need assistance in a given area of the law for their clients.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

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

    PCNA's strategy had been to secure market share. However, in 1998 PCNA began to focus more on obtaining publishing agreements that will result in acceptable gross profit margins. In doing so, PCNA voluntarily declined to publish a small number of directories for bar associations it had served in the past. PCNA believes that its revised strategy has contributed to its improved operating results. See Item 6. Management's Discussion and Analysis or Plan of Operation--Results of Operations.

    PUBLICATION OF DIRECTORIES

    PCNA has two primary directory programs that it offers to its customers. The new Directory Participation Program under which directories are purchased either by the associations or the attorneys themselves, and PCNA's traditional free directory program. PCNA's no-cost approach means that it will publish a directory, assuming all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to PCNA.

    The publication of bar directories by PCNA involves a number of stages. First, PCNA must obtain a contract to publish a directory from a bar association as described above. Once an agreement to publish is obtained, PCNA's sales staff solicits advertisements from local businesses that provide goods and services to attorneys in the bar association's community. A proof of all advertising is sent to the customer as well as the bar association to insure that the advertisement placed is both correct and "in good taste."

    As part of the publication process, the association provides PCNA with a complete database of membership and other general information, such as court listings, which the association wants to include in the directory. Many of the directories published by PCNA are pictorial. In these instances, PCNA assists the association in arranging for photographs of its members using unaffiliated photographers. Most graphics for the directory are prepared by PCNA's staff of graphic artists. Once all of the graphics including advertising are completed, PCNA produces a draft of the directory, obtains proof approval from the bar association, and then arranges for printing and binding of the directory by an independent commercial printer. After printing and binding, the directories are distributed to member attorneys in accordance with the terms of the contract to publish.

    CLIENTS

    PCNA currently publishes city, county and state directories nationwide. While city and county bar associations represent the majority of the Company's clients, PCNA has made a strategic decision to obtain publishing contracts for more state bar associations. PCNA has published directories for the membership of the State Bar of California, New Hampshire Bar Association, Missouri Bar, Nebraska State Bar Association, North Carolina Bar Association, and the West Virginia State Bar. Additionally, PCNA expects to publish a directory for the Ohio State Bar Association by March 31, 1999 and for the Rhode Island Bar

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

Association in the second quarter of 1999. As PCNA has grown, it believes that its emerging national presence has given it the credibility to permit it to market its products and services to other state bar associations.

    PCNA entered into a licensing agreement with Skinder-Strauss Associates in March, 1998, whereby PCNA published the THE LEGAL PAGES-REGISTERED TRADEMARK-for the state of New York. This publication contained advertising of attorney support services in September 1998; it also will include attorney biographies when next scheduled for publication in September 1999. It will again be distributed to law firms throughout the state of New York who have subscribed to Skinder-Strauss' New York LAWYERS DIARY AND MANUAL-REGISTERED TRADEMARK-, which is the predominant directory used by attorneys in that state. Additionally, in accordance with the terms of the agreement with Skinder-Strauss, PCNA shall have the right to sell advertising in Skinder-Strauss' publication of THE LEGAL PAGES for Massachusetts and New Jersey. (THE LEGAL PAGES and LAWYERS DIARY AND MANUAL are registered trade marks of Skinder-Strauss Associates.)

SALES AND ADVERTISING

    PCNA uses account executives who specialize in selling advertisements by telephone to businesses which supply support services and products to the legal profession as well as to the general public. PCNA believes that through its in-house sales team, it is better able to maintain quality control and establish a reputation for professionalism. PCNA's management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that PCNA is independent of the bar associations. Advertising is contained in a section entitled "Attorney Support Services" and follows a "yellow page" format in print directories. PCNA is always evaluating methods to improve its sales efficiencies.

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

PRINTING

    PCNA is not engaged in the printing of its bar directories and subcontracts this work to independent printing companies. PCNA believes that there is an ample supply of independent printers willing to perform quality printing services for PCNA and that it will not be materially adversely affected by subcontracting its printing services. In doing so, PCNA believes that it avoids the need to invest substantial sums of capital in printing and binding equipment and has more flexibility to meet its clients' specialized needs.

BACKLOG

    The Company's backlog consists primarily of advertising agreements for directories that have not been published. As of March 1, 1999, PCNA's backlog was approximately $2,100,000 as compared to approximately $2,500,000 a year earlier. Since PCNA recognizes revenues when it ships its print directories, it anticipates that all of the March 1, 1999 backlog will be recognized as revenues during the current fiscal year.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

SIGNIFICANT CLIENTS

    The Company relies primarily upon the sale of advertising to derive its revenues; directory sales provide a small portion of overall revenues. In 1998 and 1997 no single directory contained advertising sales comprising 10% or more of the Company's revenues. The Company does not expect that it would be materially adversely affected should any single association decide not to renew its publication in future years. See also Item 1. Business--PCNA's Bar Directories--Clients.

COMPETITION

    The Company encounters competition in the acquisition of publishing contracts as well as in advertising sales. The Company's sales force competes with all forms of media that sell advertising--yellow pages, alternative yellow pages, specialty magazines, newspapers and television, among others.

    Other companies, as well as the associations themselves, can publish directories. The Company believes that it has been successful in the acquisition of bar association contracts due to its directory programs, strong relationships with bar association executives, commitment to customer service, and quality of the directories published. The Company believes that its commitment and support to the National Association of Bar Executives has helped make the Company the largest publisher of official bar association directories nationwide.

    PRINT DIRECTORIES

    The print bar directory market is highly segmented and localized. There are no significant barriers to entry by competitors since these potential competitors can enter the Company's business without substantial capital investment or industry experience. On a national scale, Martindale-Hubbell is the pre-eminent name in the print bar directory business. Martindale-Hubbell's publication is a national directory consisting of a set of 25 hardcover volumes. The publication provides detailed information including a rating system for attorneys and law firms and is often used for attorney-to-attorney referrals.

    For print directories covering a limited geographical area, PCNA's principal competitor is believed to be Legal Directories Publishing Company (LDP), a privately held company located in Dallas, Texas. LDP is believed to have significantly larger revenues than PCNA. LDP publishes state bar directories that it sells directly to attorneys and others who have a need for a state bar directory.

    The Company competes in two distinct ways. First, it competes for the award of the contract for an official association directory. Secondly, where competitors such as LDP publish an unofficial directory and the Company publishes the official directory, there is competition to sell advertising and to attract lawyers to acquire the directories. In a limited number of instances where the Company publishes unofficial directories, similar competition exists.

BUSINESS STRATEGY: PAST, PRESENT AND FUTURE

    During 1998, PCNA was successful in reducing overhead, implementing new directory programs, strengthening its management team and eliminating unprofitable directories from its publication schedule.

    The Company's plans for 1999 include the creation of an Internet portal, online vendor directory, online legal store, and online attorney to attorney and public to attorney referral services. The Company announced in January 1999 that it had entered into a strategic alliance with Photobooks, Inc. of Atlanta, Georgia, to produce its new portal and vendor directory. This arrangement has allowed the Company to enter the online publishing arena with minimal overhead and risk. The Company shall continue to partner with other companies and associations that will enable it to become a successful Internet publishing

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

company targeted towards the legal profession. No assurances can be given that the Company's Internet venture will be successful.

EMPLOYEES

    At December 31, 1998 PCNA had 96 full-time employees, including its executive officers. PCNA's staff is divided into 12 people in administration, 54 in sales, 12 in sales management and administration, and 18 in production and customer service. None of the Company's employees are covered by a collective bargaining agreement. Management believes that the Company's relationship with its employees and contractors is excellent.

ITEM 2. PROPERTIES

    The Company's corporate headquarters occupy approximately 21,500 square feet in a nine-year-old two-story concrete building located at 186 P.C.N.A. Parkway, Lake Helen, Florida, 32744. The Company purchased the building and approximately three acres of land for approximately $900,000 in September 1996; modifications to enhance the property's usefulness to the Company increased the investment to approximately $1,015,000 at December 31, 1998. In December 1996 PCNA obtained mortgage financing of $800,000 on the property. Payments of principal and interest are approximately $9,000 monthly. See Note 6 to "Notes to Financial Statements."

    PCNA also maintains a sales office location that it opened in July 1997 in downtown Lakeland, Florida. PCNA leases 4,050 square feet under a noncancellable operating lease which expires in September 2000 and which may be renewed by PCNA for an additional two-year term. Monthly lease payments for the Lakeland office are approximately $3,777 plus state sales tax.

    In May 1998 PCNA closed its 7,245 square-foot sales office location in Orlando, Florida, which it had opened in July 1996. In January 1999, the Company was able to negotiate early termination of the noncancellable operating lease which otherwise would have expired at the end of June 1999.

    The Company believes that its facilities are adequate for its anticipated business volume throughout 1999 and into 2000.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                 The Publishing Company of North America, Inc.
                         Form 10-KSB--December 31, 1998
                                    PART II

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

                                                                                        HIGH        LOW
                                                                                       -------    -------
     1997  First Quarter..............................................................   6 1/8      1 15/16
           Second Quarter.............................................................   3 1/2      2 3/8
           Third Quarter..............................................................   5 1/4      2 5/8
           Fourth Quarter.............................................................     4          1 5/8

     1998  First Quarter..............................................................   2 1/4        31/32
           Second Quarter.............................................................   1 1/2        11/16
           Third Quarter..............................................................   1 1/16       5/8
           Fourth Quarter.............................................................     1 1/16     7/8

    As of March 15, 1999, there were approximately 500 beneficial holders of the Company's common stock.

    The Company did not pay dividends on its common stock in 1998 or 1997 and it does not anticipate paying any dividends thereon in the foreseeable future.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED) SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS

    During the past three years, the following persons and entities acquired shares of Common Stock and other securities from the Company as set forth in the table below:

                                                                    AMOUNT OF
                                                   CLASS OF         SECURITIES
                                      DATE        SECURITIES           SOLD         CONSIDERATION
                                    ---------  -----------------  --------------  -----------------

James M. Koller...................  1/29/97    Common Stock              5,000              $11,233
                                                                                       Compensation
                                                                                     as an employee

Christopher J. Maikisch...........  1/29/97    Common Stock              1,900               $4,305
                                                                                       compensation
                                                                                     as an employee

Yellow Magic, Inc.................  1/29/97    Common Stock             10,400              $33,950
                                                                                        purchase of
                                                                                           software

Michael S. Paul...................  7/3/97     Common Stock            375,000        Consideration
                                                                                     in acquisition
                                                                                             of CDP

John S. Rafanello.................  7/3/97     Common Stock            375,000        Consideration
                                                                                     in acquisition
                                                                                             of CDP

    The 1997 sales of Common Stock were exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933 and Rule 506 thereunder.

    INITIAL PUBLIC OFFERING AND SUBSEQUENT USE OF PROCEEDS

    Pursuant to a registration statement on Form SB-2 with the Securities and Exchange Commission (File No. 0-27994), on May 17, 1996 the Company sold 1,150,000 shares of its common stock in its initial public offering. Gross proceeds were $6,325,000; net proceeds to the Company after paying all related costs of the offering were approximately $4,900,000. At December 31, 1997 the Company had used approximately $2,885,000 of the proceeds as detailed in the Company's annual report on Form 10-KSB for the year then ended.

    During 1998 the Company used approximately $550,000 of the proceeds in operating activities and approximately $786,000 for purchases of the Company's common stock for its treasury. The remaining approximately $679,000 in net proceeds at December 31, 1998 were invested in bank certificates of deposit and money market funds.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    In considering the Company's results of operations for the years ended December 31, 1998 and 1997, it is very important to understand the separate results of PCNA and CDP. The following table provides those results:

                                                        ONE YEAR ENDED                        ONE YEAR ENDED
                                                       DECEMBER 31, 1998                    DECEMBER 31, 1997
                                              -----------------------------------  ------------------------------------
                                                 PCNA       CDP*     CONSOLIDATED     PCNA        CDP*     CONSOLIDATED
                                              ----------  ---------  ------------  ----------  ----------  ------------
Net sales...................................  $6,371,014         --   $6,371,014   $5,925,201  $3,693,757   $9,618,958

Costs and expenses:
  Production................................   1,541,078         --    1,541,078    1,725,441   1,062,613    2,788,054
  Marketing and selling.....................   3,234,349  $ 158,227    3,392,576    2,860,221     933,653    3,793,874
  Royalties.................................          --         --           --           --     513,211      513,211
  Depreciation..............................     150,684     10,899      161,583      150,451       9,536      159,987
  Amortization..............................      66,835         --       66,835       76,020          --       76,020
  General and administrative................   1,600,509    235,567    1,836,076    1,965,326     728,297    2,693,623
                                              ----------  ---------  ------------  ----------  ----------  ------------
                                               6,593,455    404,693    6,998,148    6,777,459   3,247,310   10,024,769
                                              ----------  ---------  ------------  ----------  ----------  ------------
Income (loss) from operations...............    (222,441)  (404,693)    (627,134)    (852,258)    446,447     (405,811)
Other income (expense)......................      65,520    (32,683)      32,837      123,711     (14,142)     109,569
Loss on sale of CDP.........................          --   (220,744)    (220,744)          --          --           --
                                              ----------  ---------  ------------  ----------  ----------  ------------
Income (loss) before taxes..................    (156,921)  (658,120)    (815,041)    (728,547)    432,305     (296,242)
Provision for income taxes..................          --     70,296       70,296           --      50,000       50,000
                                              ----------  ---------  ------------  ----------  ----------  ------------
Net income (loss)...........................  $ (156,921) $(728,416)  $ (885,337)  $ (728,547) $  382,305   $ (346,242)
                                              ----------  ---------  ------------  ----------  ----------  ------------
                                              ----------  ---------  ------------  ----------  ----------  ------------

------------------------

    * Amounts shown for CDP are since its acquisition on July 3, 1997 and until its sale on June 10, 1998. The loss on the sale of CDP and the provisions for income taxes are shown under CDP because they relate directly to CDP, and in order to show PCNA's results without the effect of items relating to CDP.

    The Company's revenues for the year ended December 31, 1998 decreased $3,247,944 or 34% from the same period a year earlier due solely to the contribution of CDP's revenues of $3,693,757 in 1997. CDP's business is highly seasonal and it recognizes nearly all of its revenues in the fourth quarter. The Company recognized no revenues for CDP in 1998 before its sale on June 10.

    PCNA's revenues in 1998 increased 8% over those in 1997. In 1998 PCNA published 77 directories with average net revenues of approximately $83,000 per directory, compared to 79 directories with average net revenues of approximately $75,000 per directory in 1997. During 1998, PCNA was more selective regarding the probable contribution margins of the publications for which it contracted. The following table sets forth the Company's results of operations for the quarters ended December 31, 1998 and 1997, showing the results of PCNA and CDP separately:

                                            THREE MONTHS ENDED
                                        --------------------------     THREE MONTHS ENDED
                                                                    -------------------------
                                          DEC. 31,      DEC. 31,
                                            1998          1997          DECEMBER 31, 1997
                                        ------------  ------------  -------------------------
                                            PCNA      CONSOLIDATED     PCNA          CDP
                                        ------------  ------------  -----------  ------------
Net sales.............................   $1,451,350    $4,274,301   $   950,519  $  3,323,783
Income (loss) from operations.........   $    4,129    $  110,063   $  (610,140) $    720,203
Net income (loss).....................   $   20,264    $   59,167   $  (607,768) $    666,935

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED) As is apparent in the tables above, the results for both fiscal years and for the fourth quarter of 1997 were significantly affected by the results of CDP. The results for 1997 do not include a $540,278 loss that CDP incurred in the first half of 1997, prior to the Company's acquisition of CDP. Conversely, in 1998 the Company recognized no revenues and $728,416 of expenses relating to the operations and the sale of CDP. The 1997 results for PCNA and CDP include a $30,000 per month management fee and overhead allocation by PCNA to CDP; the management fee was forgiven when the Company sold CDP.

    During 1998 PCNA endeavored to reduce overhead and improve efficiencies in all areas of operations. The following table shows PCNA's costs and expenses (excluding CDP) for 1998 and 1997 expressed as a percentage of sales:

                                                                               YEAR ENDED DECEMBER
                                                                                       31,
                                                                               --------------------
                                                                                 1998       1997
                                                                               ---------  ---------
Net sales....................................................................      100.0%     100.0%
Costs and expenses:
  Production.................................................................       24.2%      29.1%
  Marketing and selling......................................................       50.8%      48.3%
  Depreciation...............................................................        2.4%       2.5%
  Amortization...............................................................        1.0%       1.3%
  General and administrative.................................................       25.1%      33.2%
Loss from operations.........................................................       (3.5)%     (14.4)%

    PCNA's production operations were overhauled during late 1997 and in 1998. As a result, production expenses were reduced in 1998 from 1997 by $184,000, or 4.9% as a percentage of the respective revenues. Most of the savings, approximately $120,000, was in payroll and related taxes. Most of the balance was third-party costs. The Company believes that it should realize more savings in third-party costs in 1999 as a result of its Directory Participation Program
(DPP) (See Item 1. Business--General) which usually reduces the quantity of directories which must be printed.

    Marketing and selling expenses, which are primarily payroll and other costs relating to the selling of print advertising, rose 2.5% as a percentage of revenues in 1998 from 1997. Management recognizes that these expenses have a primary influence upon PCNA's results of operations and it is continuing efforts to reduce them. A great majority of the increase of these expenses in 1998 was due to sales payroll expense. In May 1998 the Company closed its Orlando sales office in order to reduce overhead and sales management expenses. Marketing and selling expenses were reduced to 45.2% of revenues in the fourth quarter of 1998. There can be no assurances that this lower level of expenses will continue into 1999.

    Approximately $43,000 of the $67,000 in amortization expense in 1998 related to the goodwill resulting from the acquisition of CDP. With the sale, goodwill amortization relating to CDP will not be an expense in 1999.

    PCNA's general and adminstrative (G&A) expenses decreased $365,000 to 25.1% of revenues in 1998 from 33.2% of revenues in 1997. PCNA's G&A expenses in 1997 were reduced by the allocation of $180,000 to CDP of a management fee and overhead allocation; therefore, PCNA's actual decrease in G&A expenses in 1998 from 1997 was $545,000. Bad debt expense was reduced $240,000 to 5.6% of revenues in 1998 from 10.1% in 1997. G&A payroll and related taxes were reduced by approximately

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED) $110,000. Expense for certain professional services other than legal and accounting was reduced by approximately $100,000 in 1998.

    Other income of PCNA is generally investment income net of interest expense on the Company's mortgage. PCNA's other income was approximately $58,000 lower in 1998 than in 1997 primarily due to the $1,100,000 loaned by the Company to CDP for CDP's working capital needs during the first half of the year, and the approximately $786,000 used by the Company to purchase treasury stock.

SALE OF CDP

    In response to PCNA's losses, which were expected to continue at least through the third quarter of 1998, the Company elected to take action to improve its liquidity. Accordingly, on April 2, 1998 the Board of Directors of the Company approved a resolution to sell CDP to an investment group (the Acquiror) headed by the two former shareholders (and current management) of CDP. On April 14, 1998 a definitive agreement was signed and the transaction was completed on June 10, 1998. The Company received approximately $1,400,000 in cash, which included repayment of $1,100,000 of operating loans to CDP. The Company also received back the 750,000 shares of its common stock that it had issued as part of the merger consideration. In addition, the Company received a $100,000 promissory note due upon the earlier of the Acquiror's initial public offering
(IPO) or December 15, 1999; and the Company received $200,000 of preferred stock of the Acquiror which is convertible into $1,000,000 of the Acquiror's common stock upon completion of an IPO.

    The Company recorded a loss of $220,744 on the sale of CDP, primarily due to the decrease in the value of the stock consideration between the time it was issued and returned to the Company. The Company also incurred $70,296 of expense, primarily related to state taxes, in connection with the transaction.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998 the Company had $2,331,633 in cash and equivalents; compared to December 31, 1997 when the Company had $1,710,304 in cash and equivalents and $1,007,050 in U.S. Treasury securities. The primary reason for the reduction in liquidity was the Company's purchase of treasury stock. The Company purchased 855,300 shares of its common stock in open market and private transactions during 1998 for approximately $786,000 or $0.92 per share.

    The Company used approximately $550,000 of cash in operating activities in 1998, compared to approximately $438,000 used in 1997. The largest use of cash in operating activities in 1998 was the Company's operating loss of $885,000. The largest use of cash in 1997 was the increase in accounts receivable, which was primarily due to an increase in CDP's net accounts receivable from the acquisition date of approximately $1,205,000. This increase reflects CDP's seasonality with most of its revenues occurring in the fourth quarter.

    During 1998, the Company received $1,400,000 from the Acquiror in the sale of CDP; the proceeds net of CDP's cash balance at the time of the sale were $1,072,152. During 1997, the Company invested $394,950 in the acquisition of CDP, net of the cash balance acquired.

    The Company's principal debt is a mortgage relating to its land and building purchased in September 1996 for use as its corporate headquarters. The balance due on the mortgage as of December 31, 1998

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED) was $693,333. At December 31, 1998 the Company's investment in the land and building was approximately $1,015,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Financial Statements.

    Based on current cash balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for at least the next twelve months.

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued SFAS No. 128, EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts in this report conform to the Statement 128 requirements.

YEAR 2000 CONSIDERATIONS

    Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The Company believes it has identified its software applications and hardware devices that might be impacted by the Year 2000 issue.

    All computer software used by the Company is run upon personal computers. The Company's general ledger system has been upgraded and is Year 2000 compliant. The Company believes that all of its desktop publishing software is Year 2000 compliant. A Year 2000 compliant version of the Company's primary database application for sales order management and billing has been received and successfully tested by the Company; its implementation is expected to occur by March 31, 1999. The Company is on schedule with other system upgrades that are either on hand or readily available and it expects all of its Information Technology (IT) systems, including its internal telephone system, to be Year 2000 compliant on or before June 1, 1999. When completed, the Company estimates that its total costs in obtaining Year 2000 compliance will have been less than $25,000.

    Generally, the goods and services that the Company purchases from its vendors and suppliers are not considered to be directly vulnerable to Year 2000 issues; additionally, these goods and services are not unique and are available to the Company from numerous alternative vendors and suppliers. Reliable telephone service is critical particularly to the Company's sale of advertising in its publications; disruption of telephone service could have a material effect upon the Company's results of operations and, depending on the duration, financial condition. The Company has not yet contacted the printing companies and other large vendors in an effort to assess the compliance of their systems with Year 2000; it intends to make these contacts and assessments in mid-1999, well in time to switch to alternative suppliers if necessary. The Company does not believe it is practicable to contact its many thousands of advertising clients with regard to assessing their Year 2000 compliance. No single client represents as much as 1% of the Company's overall revenues; therefore, the Company believes that it would not be materially adversely affected by the impact of Year 2000 upon any individual client.

    At this time, the Company considers that the most reasonably likely worst case scenario would include a loss of power and/or a loss of telephone service for more than a very few days. In preparation for such an event, the Company has procured and installed its own generator to power its telephone system in the

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED) event of a failure by the utility company to maintain service. The Company plans to procure a similar generator as an alternative power supply for its critical computer systems by mid-1999. The Company does have alternative means available if its primary source for long-distance telephone service fails; however, given that such a failure would likely be widespread if it occurs at all, the Company can not reliably predict how satisfactory these alternative means would be. The Company can not replicate an alternative source for its local telephone service, if it should fail.

    The Company does not expect that the cost of addressing any Year 2000 issue that is within its control will be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

FORWARD-LOOKING STATEMENTS

    The statements made above relating to the Company's belief that it should realize more savings in third-party costs in 1999 as a result of its Directory Participation Program (DPP), to the Company's future liquidity, and to the Company's readiness the for Year 2000 are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) the Company not realizing a reduction in the quantity of directories it has to print pursuant to the DPP, 2) an unexpected downturn in the Company's operating performance, 3) unexpected impacts of the Year 2000 event directly or indirectly upon the Company, and 4) impacts of the Year 2000 event over which the Company has no control and could not practicably prepare for.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 7. FINANCIAL STATEMENTS

                   The Publishing Company of North America, Inc.
                                and Subsidiaries
                       Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
            WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    CONTENTS

Report of Independent Certified Public Accountants.....................................         17

Consolidated Financial Statements

Consolidated Balance Sheets............................................................         18
Consolidated Statements of Operations..................................................         19
Consolidated Statements of Shareholders' Equity........................................         20
Consolidated Statements of Cash Flows..................................................         21
Notes to Consolidated Financial Statements.............................................         22

                 The Publishing Company of North America, Inc.
                         Form 10-KSB--December 31, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Publishing Company of North America, Inc.

    We have audited the accompanying consolidated balance sheets of The Publishing Company of North America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Publishing Company of North America, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Orlando, Florida
March 3, 1999

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $  2,331,633  $  1,710,304
  Available-for-sale securities.......................................................            --     1,007,050
  Accounts receivable, less allowance for doubtful accounts of $179,859 and $414,693
    in 1998 and 1997, respectively....................................................       328,045     1,308,884
  Directories in progress.............................................................       344,805       463,414
  Other current assets................................................................       109,779        65,010
                                                                                        ------------  ------------
Total current assets..................................................................     3,114,262     4,554,662

Property and equipment, net...........................................................     1,318,089     1,481,549
Goodwill, net.........................................................................            --     1,898,680
Investment in College Directory Publishing Corporation................................       200,000            --
Other assets..........................................................................       248,663       116,786
                                                                                        ------------  ------------
Total assets..........................................................................  $  4,881,014  $  8,051,677
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $    214,861  $  1,013,787
  Accrued expenses....................................................................       181,629       552,529
  Income taxes payable................................................................        70,296        50,000
  Deferred revenue....................................................................       948,353       894,109
  Capitalized leases..................................................................            --         5,358
  Mortgage payable....................................................................        53,333        53,333
                                                                                        ------------  ------------
Total current liabilities.............................................................     1,468,472     2,569,116

Capitalized leases payable after one year.............................................            --        10,717
Mortgage payable after one year.......................................................       640,000       693,333
                                                                                        ------------  ------------
Total liabilities.....................................................................     2,108,472     3,273,166

Commitments and contingencies

Shareholders' equity:
  Common shares, no par value:
    15,000,000 shares authorized; 4,871,900 shares issued in 1998;
      4,869,900 shares issued and outstanding in 1997.................................     5,831,448     5,834,698
  Unrealized loss on available-for-sale securities....................................            --        (3,033)
  Accumulated deficit.................................................................    (1,923,074)   (1,037,737)
  Unearned compensation, net..........................................................        (6,348)      (15,417)
  Treasury stock; 1,605,300 shares at cost............................................    (1,129,484)           --
                                                                                        ------------  ------------
Total shareholders' equity............................................................     2,772,542     4,778,511
                                                                                        ------------  ------------
Total liabilities and shareholders' equity............................................  $  4,881,014  $  8,051,677
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          YEAR ENDED DECEMBER 31
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Net sales.............................................................................  $  6,371,014  $  9,618,958

Costs and expenses:
  Production..........................................................................     1,541,078     2,788,054
  Marketing and selling...............................................................     3,392,576     3,793,874
  Royalties...........................................................................            --       513,211
  Depreciation........................................................................       161,583       159,987
  Amortization........................................................................        66,835        76,020
  General and administrative..........................................................     1,836,076     2,693,623
                                                                                        ------------  ------------
                                                                                           6,998,148    10,024,769
                                                                                        ------------  ------------
Loss from operations..................................................................      (627,134)     (405,811)

Other income..........................................................................        32,837       109,569
Sale of subsidiary....................................................................      (220,744)           --
                                                                                        ------------  ------------
Loss before income tax expense........................................................      (815,041)     (296,242)

Income tax expense....................................................................        70,296        50,000
                                                                                        ------------  ------------
Net loss..............................................................................  $   (885,337) $   (346,242)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Net loss per common share--basic......................................................  $       (.21) $       (.08)
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Shares used in computation of net loss per share--basic...............................     4,125,097     4,366,431
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     UNREALIZED
                                          COMMON        GAIN       ACCUMULATED     UNEARNED       TREASURY
                                          STOCK        (LOSS)        DEFICIT     COMPENSATION       STOCK         TOTAL
                                       ------------  -----------  -------------  -------------  -------------  ------------
Balance at January 1, 1997...........  $  5,137,565   $ (13,024)  $    (691,495)  $   (35,521)  $          --  $  4,397,525
  Issuance of restricted common stock
    for acquisition..................       687,500          --              --            --              --       687,500
  Issuance of common stock...........        15,633          --              --            --              --        15,633
  Forfeiture of common stock
    grants...........................       (13,500)         --              --        13,500              --            --
  Unrealized holding gain on
    available-for-sale securities,
    net of loss......................            --       9,991              --            --              --         9,991
  Restricted stock granted...........         7,500          --              --        (7,500)             --            --
  Amortization of unearned
    compensation.....................            --          --              --        14,104              --        14,104
  Net loss...........................            --          --        (346,242)           --              --      (346,242)
                                       ------------  -----------  -------------  -------------  -------------  ------------
Balance at December 31, 1997.........     5,834,698      (3,033)     (1,037,737)      (15,417)             --     4,778,511
  Return of restricted common stock
    upon sale of subsidiary..........            --          --              --            --        (343,750)     (343,750)
  Forfeiture of common stock
    grants...........................        (6,250)         --              --         6,250              --            --
  Gain on available-for-sale
    securities, net of loss..........            --       3,033              --            --              --         3,033
  Restricted stock granted...........         3,000          --              --        (3,000)             --            --
  Amortization of unearned
    compensation.....................            --          --              --         5,819              --         5,819
  Acquisition of common stock for
    treasury.........................            --          --              --            --        (785,734)     (785,734)
  Net loss...........................            --          --        (885,337)           --              --      (885,337)
                                       ------------  -----------  -------------  -------------  -------------  ------------
Balance at December 31, 1998.........  $  5,831,448   $      --   $  (1,923,074)  $    (6,348)  $  (1,129,484) $  2,772,542
                                       ------------  -----------  -------------  -------------  -------------  ------------
                                       ------------  -----------  -------------  -------------  -------------  ------------

                            See accompanying notes.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER
                                                                                                      31
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................................................  $(885,337) $(346,242)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization............................................................    228,418    236,007
  Accretion of unearned compensation.......................................................      5,819     14,104
  Bad debt expense.........................................................................    356,548    773,539
  Exchange of advertising for machinery and equipment......................................     (7,504)    (9,025)
  Gain on sale of securities...............................................................    (13,971)   (53,769)
  Loss on sale of subsidiary...............................................................    220,744         --
  Changes in assets and liabilities, net of sale (acquisition in 1997) of subsidiary:
    Decrease (increase) in accounts receivable.............................................    358,339  (1,847,957)
    Increase in directories in progress....................................................   (649,713)    (9,281)
    Decrease in refundable income taxes....................................................         --     72,068
    Increase in other assets...............................................................   (105,175)  (122,658)
    (Decrease) increase in accounts payable................................................   (725,229)   717,593
    Increase in income taxes payable.......................................................     70,296     50,000
    Increase (decrease) in deferred revenue................................................    747,330     (4,933)
    (Decrease) increase in accrued expenses................................................   (150,266)    92,623
                                                                                             ---------  ---------
Net cash used in operating activities......................................................   (549,701)  (437,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of subsidiary, net of cash balances...................................................  1,072,152         --
Acquisition of subsidiary, net of cash balances............................................         --   (394,950)
Purchases of available-for-sale securities.................................................         --  (1,375,790)
Sales of available-for-sale securities.....................................................  1,024,000  2,910,000
Purchases of property and equipment........................................................    (69,612)  (262,566)
                                                                                             ---------  ---------
Net cash provided by investing activities..................................................  2,026,540    876,694

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued as compensation........................................................         --     15,633
Repayment of capital lease obligation......................................................     (2,187)    (1,590)
Repayment of bank debt acquired in subsidiary acquisition..................................         --   (450,000)
Repayment of mortgage principal............................................................    (53,333)   (53,333)
Contingent consideration paid relating to 1997 acquisition of subsidiary...................    (14,256)        --
Purchase of treasury stock.................................................................   (785,734)        --
                                                                                             ---------  ---------
Net cash used in financing activities......................................................   (855,510)  (489,290)
                                                                                             ---------  ---------
Net increase (decrease) in cash and cash equivalents.......................................    621,329    (50,527)
Cash and cash equivalents at beginning of year.............................................  1,710,304  1,760,831
                                                                                             ---------  ---------
Cash and cash equivalents at end of year...................................................  $2,331,633 $1,710,304
                                                                                             ---------  ---------
                                                                                             ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest.................................................................................  $  58,676  $  79,007
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Supplemental noncash investing and financing activities:
  Noncash consideration received from sale of subsidiary...................................  $ 643,750  $      --
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Exchange of advertising for supplies.....................................................  $  30,944  $  29,578
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Acquisition of business by issuance of common stock......................................  $      --  $ 687,500
                                                                                             ---------  ---------
                                                                                             ---------  ---------
  Acquisition of property and equipment by capital leases..................................  $      --  $   7,594
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                            See accompanying notes.

                 The Publishing Company of North America, Inc.
                         Form 10-KSB--December 31, 1998
                 The Publishing Company of North America, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 1998

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    The Publishing Company of North America, Inc. (PCNA) began operations on September 30, 1993. The primary business activity of PCNA is publishing membership directories for bar associations and selling advertising in those directories. PCNA markets its directories to associations throughout the continental United States. College Directory Publishing, Inc. (CDP), PCNA's wholly-owned subsidiary from July 3, 1997 until June 10, 1998, publishes college and university student campus directories and derives its revenues from selling advertising in those directories.

    On October 14, 1998, the Company incorporated PCNA Communications Corporation, as a wholly-owned subsidiary. Effective January 1, 1999, the Company transferred substantially all of its operations into its new subsidiary.

CONSOLIDATION

    The consolidated financial statements include the accounts of PCNA, CDP during the period July 3, 1997 to June 10, 1998 (see Note 7) and PCNA Communications Corporation since its incorporation on October 14, 1998 (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

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

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation for machinery and equipment and office furniture and fixtures is computed using straight-line and accelerated methods over five to ten years. Real

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) property is depreciated using the straight-line method over 30 years. Leasehold improvements are depreciated using the straight-line method over the remaining lease term. Equipment purchased under capital lease is amortized over the life of the lease using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

INVESTMENT IN COLLEGE DIRECTORY PUBLISHING CORPORATION

    The Investment in College Directory Publishing Corporation (the Corporation) is accounted for on the cost basis as the Company does not participate in the Corporation's management.

REVENUE RECOGNITION

    Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

    During 1998 and 1997, advertising sales in any one directory did not exceed 10% of the revenues of the Company.

GOODWILL

    Goodwill resulting from the acquisition of CDP was amortized using the straight-line method over 20 years.

INCOME TAXES

    The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ADVERTISING COSTS

    The costs of advertising are expensed as incurred. For the years ended December 31, 1998 and 1997, advertising costs included in marketing and selling costs were $115,026 and $78,167, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation under the provisions of Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at a price which approximates the fair market value of the Company's common stock on the date of award.

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS 128 replaced the calculation of primary and fully

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no significant impact on the Company's net loss or shareholders' equity.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. AVAILABLE-FOR-SALE SECURITIES

    The Company had no available-for-sale securities at December 31, 1998. Available-for-sale securities and the related gross unrealized gains and losses at December 31, 1997 were as follows:

                                                            DECEMBER 31, 1997
                                           ----------------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                                         UNREALIZED   UNREALIZED       FAIR
                                               COST         GAINS       LOSSES        VALUE
                                           ------------  -----------  -----------  ------------
U.S. Treasury securities.................  $    976,063   $  22,987    $      --   $    999,050
Equity securities........................        34,020          --      (26,020)         8,000
                                           ------------  -----------  -----------  ------------
                                           $  1,010,083   $  22,987    $ (26,020)  $  1,007,050
                                           ------------  -----------  -----------  ------------
                                           ------------  -----------  -----------  ------------

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                           DECEMBER 31
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Land..............................................................  $    255,000  $    255,000
Building..........................................................       760,387       760,387
Machinery and equipment...........................................       640,104       706,212
Office furniture and equipment....................................        87,106        92,697
                                                                    ------------  ------------
                                                                       1,742,597     1,814,296
Less accumulated depreciation.....................................      (424,508)     (332,747)
                                                                    ------------  ------------
                                                                    $  1,318,089  $  1,481,549
                                                                    ------------  ------------
                                                                    ------------  ------------

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES

    At December 31, 1998, the Company had available net operating loss carryforwards of approximately $480,000 for federal income tax purposes. These net operating loss carryforwards expire approximately $54,000 in 2011 and $426,000 in 2012.

    The 1998 and 1997 provisions for income taxes are comprised primarily of current state income taxes payable related to the sale and operations of CDP, respectively.

    The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

                                                                            DECEMBER 31
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
Income taxes computed at the federal
  statutory rate of 34%.............................................  $  (277,114) $  (100,722)
State income taxes, net of federal benefit..........................       79,166       24,993
Goodwill amortization...............................................       14,733       16,525
Officers life insurance.............................................          370        6,527
Write-off of goodwill on sale of subsidiary.........................      643,193           --
Other--net..........................................................      (39,847)       4,606
Change in valuation allowance.......................................     (350,205)      98,071
                                                                      -----------  -----------
      Total.........................................................  $    70,296  $    50,000
                                                                      -----------  -----------
                                                                      -----------  -----------

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES (CONTINUED)
The components of the deferred income tax asset and liability are as follows:

                                                                             DECEMBER 31
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax assets:
  Allowance for doubtful accounts.....................................  $   67,681  $  156,049
  Net operating loss carryforward.....................................     180,563     290,820
  Unearned compensation...............................................       9,652       7,463
  Accounts payable....................................................          --      23,366
  Accrued expenses....................................................       1,320      77,328
  Deferred revenue....................................................          --     123,786
  Tax credits.........................................................       1,796          --
  Other...............................................................         245          --
                                                                        ----------  ----------
      Total deferred tax assets.......................................     261,257     678,812
                                                                        ----------  ----------
Deferred tax liabilities:
  Prepaid expenses....................................................      (2,522)     (1,453)
  Property and equipment..............................................      (4,031)    (25,576)
  Accounts receivable.................................................          --     (46,394)
  Directories in progress.............................................    (129,750)   (119,886)
  Other...............................................................          --     (10,344)
                                                                        ----------  ----------
      Total deferred tax liabilities..................................    (136,303)   (203,653)
                                                                        ----------  ----------
Valuation allowance...................................................    (124,954)   (475,159)
                                                                        ----------  ----------
      Total...........................................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    In accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $124,954 against its net deferred tax assets.

5. LEASE OBLIGATIONS

    During 1997, CDP entered into certain noncancelable leases which are classified as capital leases, and the leased assets in the amount of $18,200 are included as part of property and equipment at December 31, 1997. All of these leases were assumed by the buyer of CDP in June 1998 (see Note 7).

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LEASE OBLIGATIONS (CONTINUED)
    At December 31, 1998 the Company leases office space under an operating lease expiring in September 2000. Approximate future minimum lease payments are:

Year ending December 31:
  1999.............................................................  $  51,422
  2000.............................................................     33,240
                                                                     ---------
Total minimum future rental payments...............................  $  84,662
                                                                     ---------
                                                                     ---------

    For the years ended December 31, 1998 and 1997, total rental expenses were $202,432 and $135,896, respectively.

6. MORTGAGE PAYABLE

    Monthly principal payments related to the mortgage on the Company's headquarters are due along with accrued interest on the outstanding principal based upon the LIBOR (London InterBank Offering Rate) plus 250 basis points. The interest rate charged on the mortgage was 8.0918% at December 31, 1998. In December 2011, a final balloon payment is due of the then remaining principal balance together with any unpaid interest accrued.

    The mortgage is secured by assets with a carrying value of approximately $1,306,000 at December 31, 1998.

    The mortgage becomes due for the year ending December 31 as follows:

1999..............................................................  $  53,333
2000..............................................................     53,333
2001..............................................................     53,333
2002..............................................................     53,333
2003..............................................................     53,333
Thereafter........................................................    426,668
                                                                    ---------
                                                                    $ 693,333
                                                                    ---------
                                                                    ---------

    The mortgage agreement requires the Company, among other provisions, to maintain minimum levels of funds flow (as defined in the agreement). The covenant was not met as of and for the year ended December 31, 1998 and the Company has obtained a waiver of the required minimum level of funds flow through January 1, 2000. Accordingly, amounts payable under the mortgage agreement are classified as long-term in the accompanying balance sheet.

7. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

    On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders. Up to 250,000 of the shares were subject to cancellation if CDP's net pre-tax income did not aggregate at least $1,875,000 over a three-year period commencing January 1, 1997. Additionally, the two former stockholders of CDP were entitled to each

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC. (CONTINUED) receive 12 1/2% of CDP's net pre-tax income for each of the three fiscal years beginning January 1, 1997 which would be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets.

    The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations were included in the Company's consolidated statements of operations since the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $1,947,282 which was amortized on a straight line basis over 20 years until the sale of CDP on June 10, 1998, at which time $91,935 of goodwill had been amortized.

    The unaudited pro forma information for the periods set forth below give effect to the purchase transaction as if it had occurred at the beginning of 1997. The pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations which would have actually been reported had the merger been consummated as of that time, nor is it intended to project future financial positions or results of operations.

                                                                                YEAR ENDED
                                                                             DECEMBER 31, 1997
                                                                             -----------------
                                                                                 UNAUDITED
Net sales..................................................................    $   9,642,934
                                                                             -----------------
                                                                             -----------------
Net loss...................................................................    $    (886,520)
                                                                             -----------------
                                                                             -----------------
Net loss per common share--basic...........................................    $       (0.20)
                                                                             -----------------
                                                                             -----------------

    On June 10, 1998, the Company sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in operating loans made to CDP by the Company; (ii) a $100,000 note from the corporation acquiring CDP (the Acquiror or College Directory Publishing Corporation) due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering (IPO); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and (iv) 750,000 shares of the Company's common stock that it issued when it acquired CDP in July 1997. The Company recorded a loss of $220,744 on the sale of CDP.

8. TREASURY STOCK

    Pursuant to a buy-back plan approved by its Board of Directors in May 1997, the Company purchased 855,300 shares of its common stock in open market and private transactions during 1998 for approximately $786,000.

    The Company re-acquired an additional 750,000 shares of its common stock when it sold CDP in June 1998 (see Note 7).

9. RELATED PARTY TRANSACTION

    In 1998, the Company purchased 250,000 shares of its common stock from a former officer and director for approximately $166,000.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY

INCENTIVE STOCK PLAN

    The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Company's 1996 Stock Plan covers 500,000 shares of the Company's common stock and provides for incentive stock options, non-qualified stock options, non-discretionary stock options, and awards of stock to employees, officers, directors, and certain other parties related to the Company. Generally, grants of options are exercisable each December 31 equally over three or five years and they expire ten years from the date of grant.

    The following table summarizes option activity in 1998 and 1997:

                                                                   EXERCISE        WEIGHTED
                                                                     PRICE          AVERAGE
                                                       SHARES        RANGE      EXERCISE PRICE
                                                      ---------  -------------  ---------------
Outstanding at January 1, 1997......................    121,500   $2.75-$6.25      $    5.35
  Granted...........................................    202,100    1.88-2.63            2.24
  Granted...........................................     51,500    2.88-3.50            3.09
  Granted...........................................     50,000      5.50               5.50
  Forfeited.........................................    (18,500)   2.63-2.75            2.69
  Forfeited.........................................    (10,000)     6.25               6.25
                                                      ---------  -------------         -----
Outstanding at December 31, 1997....................    396,600    1.88-6.25            3.59
  Granted...........................................    259,550      1.00               1.00
  Forfeited.........................................    (35,500)     1.00               1.00
  Forfeited.........................................    (55,000)     1.88               1.88
  Forfeited.........................................    (45,000)   2.63-3.50            2.86
  Forfeited.........................................    (23,500)     5.50               5.50
                                                      ---------  -------------         -----
Outstanding at December 31, 1998....................    497,150   $1.00-$6.25      $    1.27
                                                      ---------  -------------         -----
                                                      ---------  -------------         -----
Exercisable at December 31, 1997....................     92,320   $1.88-$2.75      $    2.17
                                                          7,500    2.88-3.13            3.03
                                                         55,600    5.50-6.25            5.70
                                                      ---------  -------------         -----
                                                        155,420   $1.88-$6.25      $    3.47
                                                      ---------  -------------         -----
                                                      ---------  -------------         -----
Exercisable at December 31, 1998....................    164,950      $1.00         $    1.00
                                                         24,000    2.38-2.75            2.49
                                                         14,600    5.50-6.25            5.76
                                                      ---------  -------------         -----
                                                        203,550   $1.00-$6.25      $    1.52
                                                      ---------  -------------         -----
                                                      ---------  -------------         -----

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY (CONTINUED)
    During 1998, options for 228,100 shares of common stock were repriced to the then current market value of $1 per share. The weighted average exercise price of options vested at December 31, 1998 and 1997 was $1.52 and $3.47 per share, respectively. The average contractual life remaining on options outstanding at December 31, 1998 and 1997 was 8.34 and 8.63 years, respectively.

PRO FORMA DISCLOSURES

    Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 4.64% and 5.43%, respectively; dividend yields of 0% and 0%, respectively; volatility factor of 2.824 and 1.040, respectively; and a weighted-average expected life of the options of five years during both 1998 and 1997.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share for the years ended December 31, 1998 and 1997 are as follows:

                                                                         1998         1997
                                                                      -----------  -----------
Pro forma net loss..................................................  $  (974,176) $  (534,115)
                                                                      -----------  -----------
                                                                      -----------  -----------
Pro forma net loss per share--basic.................................  $     (0.24) $     (0.12)
                                                                      -----------  -----------
                                                                      -----------  -----------

RESTRICTED STOCK

    The Company granted 3,000 restricted shares of its common stock in 1997 to one of its directors and 3,000 such shares were granted to another of its directors in 1998. The number of shares and related value

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY (CONTINUED)
used in computing unearned compensation, which is shown as a separate component of shareholders' equity in the balance sheet, are as follows:

                                                                    MARKET VALUE   TOTAL MARKET
                                                                    PER SHARE AT     VALUE AT
                                                          SHARES     GRANT DATE     GRANT DATE
                                                         ---------  -------------  ------------
Outstanding at January 1, 1997.........................      9,000  $  2.75-$6.25   $   45,750
Granted................................................      3,000           2.50        7,500
Forfeited..............................................     (2,000)          2.75       (5,500)
Forfeited..............................................     (2,000)          6.25      (12,500)
                                                         ---------  -------------  ------------
Outstanding at December 31, 1997.......................      8,000      2.50-6.25       35,250
Granted................................................      3,000           1.00        3,000
Forfeited..............................................     (1,000)          6.25       (6,250)
                                                         ---------  -------------  ------------
Outstanding at December 31, 1998.......................     10,000  $  1.00-$6.25   $   32,000
                                                         ---------  -------------  ------------
                                                         ---------  -------------  ------------

    The unearned compensation is being amortized over the respective vesting period of the shares. Expense charged against operations during 1998 and 1997 was $5,819 and $14,104, respectively.

STOCK WARRANTS

    The underwriter of the Company's initial public offering purchased for $95 warrants to purchase up to 95,000 shares of the Company's common stock at $6.60 per share (120% of the initial public offering price). The warrants are exercisable for a period of four years commencing May 17, 1997, at which time holders of these warrants obtain certain registration rights. None of the warrants have been exercised through December 31, 1998.

11. LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                                         1998         1997
                                                                      -----------  -----------
Numerator:
  Net loss from continuing operations...............................  $  (885,337) $  (346,242)
                                                                      -----------  -----------
  Numerator for basic loss per share--loss available to common
    stockholders....................................................     (885,337)    (346,242)

Effect of dilutive securities:......................................           --           --
                                                                      -----------  -----------
  Numerator for diluted loss per share--loss available to common
    stockholders after assumed conversions..........................     (885,337)    (346,242)

Denominator:
  Denominator for basic loss per share--weighted-average shares.....    4,125,097    4,366,431
                                                                      -----------  -----------
  Net loss per common share.........................................  $     (0.21) $     (0.08)
                                                                      -----------  -----------
                                                                      -----------  -----------

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10--KSB-DECEMBER 31, 1998
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LOSS PER SHARE (CONTINUED)
    In computing diluted EPS, options for 452,150 and 261,600 common shares were excluded from the diluted loss per share computation because their effects would have been antidilutive for the years ended December 31, 1998 and 1997, respectively.

12. EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) Salary Reduction Plan covering substantially all employees with six months of service or more. A participant may contribute up to 10% of his or her annual compensation. The Company's matching contribution is determined annually by the Board of Directors. The Company's contributions were approximately $13,000 and $9,000 for 1998 and 1997, respectively.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information concerning Directors, Executive Officers, Promoters and Control Persons is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

    Information concerning Executive Compensation is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1998, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1998.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

             EXHIBIT
               NO.
           -----------
                  3.1   Amended and Restated Articles of Incorporation*

                  3.2   Form of First Amendment to Amended and Restated Articles of Incorporation*

                  3.3   Amended and Restated Bylaws*

                  4.1   Form of Representative's Warrant Agreement*

                  4.2   Form of Common Stock Certificate**

                 10.0   Form of Employment Agreement of Peter S. Balise**

                 10.1   1996 Stock Plan**

                 10.2   Agreement to Sell College Directory Publishing, Inc.***

                 21.0   Subsidiaries of the Registrant

                 23.0   Consent of Ernst & Young LLP

                 27.0   Financial Data Schedule

------------------------

      * Contained in the Registration Statement on Form SB-2 filed on March 11, 1996.

     ** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996.

    *** Contained in the Annual Report on Form 10-KSB filed on April 15, 1998.

b. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 30, 1999 by the undersigned, thereunto duly authorized.

                                THE PUBLISHING COMPANY
                                OF NORTH AMERICA, INC.

                                By:             /s/ PETER S. BALISE
                                     -----------------------------------------
                                                  Peter S. Balise
                                                     PRESIDENT

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ PETER S. BALISE
------------------------------  Chairman of the Board of      March 30, 1996
       Peter S. Balise            Directors

     /s/ ANDREW J. CAHILL
------------------------------  Director                      March 30, 1999
       Andrew J. Cahill

      /s/ RICHARD SILVER
------------------------------  Director                      March 30, 1999
        Richard Silver

    /s/ J. WILLIAM WRIGLEY
------------------------------  Director                      March 30, 1999
      J. William Wrigley

                                Chief Financial Officer
     /s/ JAMES M. KOLLER          (Principal Financial
------------------------------    Officer and Chief           March 30, 1999
       James M. Koller            Accounting Officer)

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB--DECEMBER 31, 1998

                                    EXHIBITS
                               INDEX TO EXHIBITS

  EXHIBIT
    NO.
-----------

       3.1   Amended and Restated Articles of Incorporation*

       3.2   Form of First Amendment to Amended and Restated Articles of Incorporation*

       3.3   Amended and Restated Bylaws*

       4.1   Form of Representative's Warrant Agreement*

       4.2   Form of Common Stock Certificate**

      10.0   Form of Employment Agreement of Peter S. Balise**

      10.1   1996 Stock Plan**

      10.2   Agreement to Sell College Directory Publishing, Inc.***

      21.0   Subsidiaries of the Registrant

      23.0   Consent of Ernst & Young LLP

      27.0   Financial Data Schedule

------------------------

  * Contained in the Registration Statement on Form SB-2 filed on March 11,
    1996.

 ** Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996.

*** Contained in the Annual Report on Form 10-KSB filed on April 15, 1998.