Form 10QSB
period 1999-03-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-05-14
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

              |X| Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1999

                           Commission File No. 0-27994

                             ----------------------

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

          Class                                    Outstanding at March 31, 1999
---------------------------                        -----------------------------
Common Stock:  no par value                                 3,263,000

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

================================================================================

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

                                      INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

      Consolidated Balance Sheets
            as of March 31, 1999 (unaudited) and December 31, 1998             3

      Consolidated Statements of Operations
            for the three months ended March 31, 1999 and 1998
            (unaudited)                                                        4

      Consolidated Statements of Cash Flows
            for the three months ended March 31, 1999 and 1998
            (unaudited)                                                    5 - 6

      Notes to unaudited interim financial statements                      7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
            Condition and Results of Operations                          10 - 14

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information                                                    15

ITEM 6.  Exhibits and Reports on Form 8-K                                     15

      Exhibit 27 - Financial data schedule

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

                           Consolidated Balance Sheets

                                                                                   March 31,       December 31,
                                                                                       1999               1998
                                                                         --------------------------------------
Assets                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $2,347,445         $2,331,633
     Accounts receivable, less allowance for doubtful
          accounts of $191,247 at March 31, 1999
          and $179,859 at December 31, 1998                                         252,382            328,045
     Directories in progress                                                        288,218            344,805
     Other current assets                                                           177,083            109,779
                                                                         --------------------------------------
Total current assets                                                              3,065,128          3,114,262

Property and equipment, net                                                       1,290,011          1,318,089
Investment in College Directory Publishing Corporation                              200,000            200,000
Other assets                                                                        168,643            248,663
                                                                         --------------------------------------
Total assets                                                                     $4,723,782         $4,881,014
                                                                         ======================================

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                              $115,843           $214,861
     Accrued expenses                                                               265,447            181,629
     Income taxes payable                                                            66,296             70,296
     Deferred revenue                                                               778,393            948,353
     Mortgage payable                                                                53,333             53,333
                                                                         --------------------------------------
Total current liabilities                                                         1,279,312          1,468,472

Mortgage payable after one year                                                     626,667            640,000
                                                                         --------------------------------------
Total liabilities                                                                 1,905,979          2,108,472

Shareholders' equity:
     Common shares, no par value:
        15,000,000 shares authorized; 4,897,300 shares
        issued at March 31, 1999; 4,871,900 shares
        issued at December 31, 1998                                               5,876,696          5,831,448
     Accumulated deficit                                                         (1,894,758)        (1,923,074)
     Unearned compensation, net                                                      (5,433)            (6,348)
     Treasury stock, at cost; 1,634,300 shares at March 31,
        1999; 1,605,300 shares at December 31, 1998                              (1,158,702)        (1,129,484)
                                                                         --------------------------------------
Total shareholders' equity                                                        2,817,803          2,772,542
                                                                         --------------------------------------
Total liabilities and shareholders' equity                                       $4,723,782         $4,881,014
                                                                         ======================================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

                      Consolidated Statement of Operations
                                   (unaudited)

                                                                               Three months ended
                                                                           March 31,          March 31,
                                                                               1999               1998
                                                                    ------------------------------------
Net sales                                                                $1,428,267         $1,957,733

Costs and expenses:
     Production                                                             332,729            446,761
     Marketing and selling                                                  623,306          1,065,143
     Depreciation                                                            33,158             45,480
     Amortization                                                             6,180             30,902
     General and administrative                                             415,179            600,332
                                                                    ------------------------------------
                                                                          1,410,552          2,188,618
                                                                    ------------------------------------

Income (loss) from operations                                                17,715           (230,885)

Interest income (expense), net                                               10,601             (7,966)
                                                                    ------------------------------------

Net income (loss)                                                           $28,316          ($238,851)
                                                                    ====================================

Net income (loss) per common share - basic                                    $0.01             ($0.05)
                                                                    ====================================
Net income (loss) per common share - diluted                                  $0.01             ($0.05)
                                                                    ====================================

Shares used in computing net income (loss) per share - basic              3,253,613          4,864,537
                                                                    ====================================
Shares used in computing net income (loss) per share - diluted            3,435,114          4,864,537
                                                                    ====================================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    Three months ended
                                                                              March 31,             March 31,
                                                                                   1999                  1998
                                                                        --------------------------------------
Cash flows from operating activities
Net income (loss)                                                               $28,316             ($238,851)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
     Depreciation and amortization                                               39,338                76,382
     Accretion of unearned compensation                                             915                 2,188
     Bad debt expense                                                           101,791               136,296
     Exchange of common stock for services                                        6,299                    --
     (Increase) decrease in accounts receivable                                 (23,728)              338,781
     Decrease (increase) in directories in progress                              56,587              (261,062)
     Decrease (increase) in other assets                                          6,536              (157,845)
     Decrease in accounts payable                                               (65,068)             (664,773)
     Decrease in income taxes payable                                            (4,000)                   --
     Increase (decrease) in accrued expenses                                     83,818               (79,510)
     (Decrease) increase in deferred revenue                                   (169,960)               56,226
                                                                        --------------------------------------
Net cash provided by (used in) operating activities                              60,844              (792,168)


Cash flows from investing activities
     Purchases of property, plant and equipment                                  (5,080)              (30,206)
                                                                        --------------------------------------
Net cash used in investing activities                                            (5,080)              (30,206)


Cash flows from financing activities
     Repayment of mortgage principal                                            (13,333)              (13,333)
     Repayment of capital lease obligation                                           --                  (813)
     Proceeds from the exercise of stock options                                  2,600                    --
     Purchase of treasury stock                                                 (29,219)              (13,117)
                                                                        --------------------------------------
Net cash used in financing activities                                           (39,952)              (27,263)


Net increase (decrease) in cash and cash equivalents                             15,812              (849,637)
Cash and cash equivalents at beginning of period                              2,331,633             1,710,304
                                                                        --------------------------------------
Cash and cash equivalents at end of period                                   $2,347,445              $860,667
                                                                        ======================================

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

                Consolidated Statements of Cash Flows (continued)
                                   (unaudited)

                                                                           Three months ended
                                                                     March 31,             March 31,
Supplemental cash flow information                                        1999                  1998
                                                               --------------------------------------
Interest paid                                                          $12,898               $15,976
                                                               ======================================

Exchange of advertising for supplies                                    $6,319                $8,045
                                                               ======================================

Reduction of accounts payable by issuance of common stock              $33,950                    --
                                                               ======================================

                             See accompanying notes.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

Notes to Unaudited Interim Consolidated Financial Statements

      1. Basis of Presentation

The accompanying unaudited consolidated financial statements of The Publishing Company of North America, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjuction with the Company's audited financial statements as of December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year.

Adoption of SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", had no significant impact on the Company's results of operations or shareholders' equity.

      2. Consolidation

The consolidated financial statements include the accounts of The Publishing Company of North America, Inc., and its wholly-owned subsidiaries College Directory Publishing, Inc. (CDP) during the period July 3, 1997 to June 10, 1998 (see Note 9), PCNA Communications Corporation since its incorporation on October 14, 1998 and Attorneys Online, Inc. since its incorporation on February 15, 1999 (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

      3. Cash and Equivalents

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

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

Notes to Unaudited Interim Consolidated Financial Statements (continued)

      6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with Financial Accounting Standard Number 128, "Earnings Per Share":

                                                                         Three months ended March 31,
                                                                              1999              1998
                                                                       -------------------------------
      Numerator:
          Net income (loss) from continuing operations                     $28,316         ($238,851)
                                                                       -------------------------------
          Numerator for basic earnings per share - income
             (loss) available to common shareholders                        28,316          (238,851)

          Effect of dilutive securities                                         --                --
                                                                       -------------------------------
             Numerator for diluted earnings per share -
                 income (loss) available to common
                 shareholders after assumed conversions                     28,316          (238,851)

      Denominator:
          Denominator for basic earnings per share -
             weighted-average shares                                     3,253,613         4,864,537

          Effect of dilutive securities - stock options                    181,501                --
                                                                       -------------------------------
             Denominator for diluted earnings per share -
                 adjusted weighted-average shares and
                 assumed conversions                                     3,435,114         4,864,537

      Basic earnings per share                                               $0.01            ($0.05)
                                                                       ===============================
      Diluted earnings per share                                             $0.01            ($0.05)
                                                                       ===============================

In computing diluted EPS for 1998, options for 97,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

      7. Stock-based Compensation

The Company accounts for employee stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at a price which approximates the fair market value of the Company's common stock on the date of grant.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

Notes to Unaudited Interim Consolidated Financial Statements (continued)

      8. Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      9. Acquisition and Sale of College Directory Publishing, Inc.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. ("CDP"). The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations were included in the Company's consolidated statements of operations from the date of acquisition until the sale of CDP on June 10, 1998. The purchase price was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $1,947,282 which was amortized on a straight line basis over 20 years until CDP's sale, at which time $91,935 of goodwill had been amortized.

On June 10, 1998, the Company sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in operating loans made to CDP by the Company); (ii) a $100,000 note from the corporation acquiring CDP (the "Acquiror" or "College Directory Publishing Corporation") due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering ("IPO"); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and (iv) 750,000 shares of the Company's common stock that it issued when it acquired CDP in July 1997. The Company posted a loss of $220,744 as a result of the sale transaction.

      10. Treasury Stock

Pursuant to a buy-back plan approved by its Board of Directors in May 1997, the Company purchased 884,300 shares of its common stock in open market and private transactions through March 31, 1999 for approximately $815,000. The Company re-acquired an additional 750,000 shares of its common stock when it sold CDP in June 1998 (see Note 9).

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth the Company's results of operations for the quarters ended March 31, 1999 and 1998, showing the results of its bar and medical association publishing division (PCNA) and CDP separately and on a consolidated basis:

                                          Three months ended                        Three months ended
                                              March 31, 1999                          March 31, 1998
                                                        PCNA                 PCNA             CDP       Consolidated
                                             ----------------      --------------------------------------------------
Net sales                                         $1,428,267           $1,957,733              --         $1,957,733
Costs and expenses:
     Production                                      332,729              446,761              --            446,761
     Marketing and selling                           623,306            1,000,175         $64,968          1,065,143
     Depreciation                                     33,158               40,219           5,261             45,480
     Amortization                                      6,180               30,902              --             30,902
     General and administrative                      415,179              486,539         113,793            600,332
                                             ----------------      --------------------------------------------------
                                                   1,410,552            2,004,596         184,022          2,188,618
                                             ----------------      --------------------------------------------------
Income (loss) from operations                         17,715              (46,863)       (184,022)          (230,885)
Other income (expense), net                           10,601                4,956         (12,922)            (7,966)
                                             ----------------      --------------------------------------------------
Net income (loss)                                    $28,316             ($41,907)      ($196,944)         ($238,851)
                                             ================      ==================================================

      PCNA's revenues decreased 27% for the quarter ended March 31, 1999 from the same period a year earlier. In the first quarter of 1998 the Company published 25 directories at an average of $78,000 per directory in revenues; however, $686,000 of that quarter's revenues were for five directories which were delayed from the fourth quarter of 1997 into 1998 for various reasons. There was no such delay in the fourth quarter of 1998 into the first quarter of 1999. Average revenues excluding these five were $64,000 per directory. In the first quarter of 1999 the Company published 16 directories at an average of $89,000 per directory. Three of the five directories that were delayed into the first quarter of 1998 published again in the first quarter of 1999; excluding these three for comparison purposes, average revenues per directory in the first quarter of 1999 was $78,000.

      PCNA generally has published under a "free directory program" by which directories are provided to all members of a professional association at no charge to either the individual members or the association. In mid-1998 efforts began to transition agreements with associations to a "directory participation program" by which directories may be purchased by either individual members or the association, often for a charge which can be billed as shipping and handling. In some cases, associations may choose a directory price from which PCNA and the association share in the revenues. This program is expected to provide at least two benefits to PCNA. First, it is expected to provide an additional source of revenue that will offset production and distribution costs. Secondly, it is expected to reduce PCNA's cost by reducing the number of directories that must be printed and distributed. In the most recent quarter, PCNA published three directories under the new program and realized approximately $24,000 in revenues in directory sales, net of royalties due to associations and in addition to advertising revenues.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

Results of Operations (continued)

There can be no assurances that PCNA will be able to transition most of its agreements to the new program, nor that it will realize the benefits to revenues and costs described above. Currently, about one-half of the directories scheduled for the third quarter of 1999 are under the new program.

      The following table sets forth PCNA's results of operations (excluding
CDP) in percentages of revenues for the quarters ended March 31, 1999 and 1998, and for the year ended December 31, 1998:

                                                            Three months ended                      Year ended
                                                   March 31, 1999       March 31, 1998           Dec. 31, 1998
                                             -------------------------------------------------------------------
      Net sales                                            100.0%               100.0%                  100.0%
      Costs and expenses:
           Production                                       23.3%                22.8%                   24.2%
           Marketing and selling                            43.7%                51.1%                   50.8%
           Depreciation                                      2.3%                 2.1%                    2.4%
           Amortization                                      0.4%                 1.6%                    1.0%
           General and administrative                       29.1%                24.8%                   25.1%
                                             -------------------------------------------------------------------
                                                            98.8%               102.4%                  103.5%
                                             -------------------------------------------------------------------
      Income (loss) from operations                          1.2%                (2.4)%                  (3.5)%
                                             ===================================================================

      The primary reason for PCNA's income from operations in the most recent quarter compared to an operating loss in the same period a year earlier and an operating loss for all of 1998 was the reduction in marketing and selling expense to 43.7% of revenues. These expenses as a percentage of revenues were 7.4% lower in the first quarter of 1999 than in the first quarter of 1998. Payroll related expenses were reduced by 4.4% of revenues for the respective periods. Rent expense decreased by 1.5% of revenues for the respective periods primarily due to the closure of the Orlando sales office. In the first quarter of 1998, PCNA incurred approximately $50,000 in expenses, or about 2.5% of revenues, in a campaign to recruit outside sales contractors; there was no such campaign in the most recent quarter.

      PCNA's production expense for the most recent quarter rose to 23.3% of revenues compared to 22.8% for the same period a year earlier primarily due to labor costs for which the decrease was not proportionate to the decrease in revenues.

      While general and administrative expenses decreased $71,360 in the most recent quarter from the same period a year earlier, the expenses rose as a percentage of the respective revenues simply because the decrease was not proportionate with the decrease in revenues. General and administrative payroll increased very slightly in the first quarter of 1999 over first quarter 1998; however, given the decrease in revenues, it accounted for 3.0% of the 4.3% increase in these expenses when expressed as a percentage of revenues. No other individual general and administrative expense had a significant effect upon the overall change.

      Amortization expense decreased in the first quarter of 1999 from the same period in 1998 due solely to the elimination of the amortization of the goodwill relating to the acquisition of CDP in 1997.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

Liquidity and Capital Resources

      The Company's cash and equivalents increased $15,812 to $2,347,445 at March 31, 1999 from $2,331,633 at December 31, 1998. Most of these funds are invested in either short-term bank certificates of deposit or in money market funds.

      During the most recent quarter, the Company's cash flow improved significantly from that of the same period a year earlier, regardless of whether CDP is considered. The Company's operating activities provided approximately $61,000 of cash in the first quarter of 1999, compared to approximately $792,000 of cash used in the same period in 1998. The primary uses of cash in the first quarter of 1998 were a reduction of $664,773 in Accounts Payable, the net loss of $238,851 and an increase of $261,062 in Directories in Progress, which are costs incurred for directories to be published in future periods. A reduction of $338,781 in Accounts Receivable provided cash in the quarter ended March 31, 1998, due mostly to receipts relating to the high volume of advertising published by CDP in the last quarter of 1997.

      During the most recent quarter, the Company purchased 29,000 shares of its common stock at an average cost of $1.01 per share. Since the Company began purchasing its common stock in January 1998, it has purchased 884,300 shares in open market and private transactions for approximately $815,000, or an average cost of $0.92 per share. The Company also re-acquired an additional 750,000 shares of its common stock when it sold CDP in June 1998 (see Note 9 to the financial statements). The Company presently does not foresee the purchase of additional shares.

      Based on current cash balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for at least the next twelve months.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

Year 2000 Considerations

      Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The Company believes it has identified its software applications and hardware devices that might be impacted by the Year 2000 issue.

      All computer software used by the Company is operated on personal computers. The Company's general ledger system has been upgraded and is Year 2000 compliant. The Company believes that all of its desktop publishing software is Year 2000 compliant. A Year 2000 compliant version of the Company's primary database application for sales order management and billing has been installed and is in use by the Company. The Company is on schedule with other system upgrades that are either on hand or readily available and it expects all of its Information Technology (IT) systems, including its internal telephone system, to be Year 2000 compliant on or before June 1, 1999. When completed, the Company estimates that its total costs in obtaining Year 2000 compliance will have been less than $25,000.

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

      At this time, the Company considers that the most reasonably likely worst case scenario would include a loss of power and/or a loss of telephone service for more than a very few days. In preparation for such an event, the Company has procured and installed its own generator to power its telephone system in the event of a failure by the utility company to maintain service. The Company plans to procure a similar generator as an alternative power supply for its critical computer systems by mid-1999. The Company does have alternative means available if its primary source for long-distance telephone service fails; however, given that such a failure would likely be widespread if it occurs at all, the Company can not reliably predict how satisfactory these alternative means would be. The Company can not replicate an alternative source for its local telephone service, if it should fail.

      The Company does not expect that the cost of addressing any Year 2000 issue that is within its control will be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

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

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information

      Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            1. Exhibit 27 - Financial Data Schedule

      b. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                  The Publishing Company of North America, Inc.
                          Form 10-QSB - March 31, 1999

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 14, 1999 by the undersigned, thereunto duly authorized.


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