Form 10QSB
period 1999-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-08-13
CIK 1010615

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.


                  For the quarterly period ended June 30, 1999


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

                           [X] Yes     [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                                Outstanding at August 12, 1999
          -----                                ------------------------------
Common Stock:  no par value                               3,280,720


Transitional Small Business Disclosure Format (check one):    [ ] Yes  [X] No

                                      INDEX

                                                                                                  Page
                         PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

         Consolidated Balance Sheets
                  as of June 30, 1999 (unaudited) and December 31, 1998                            3

         Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999 and 1998 (unaudited)            4

         Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999 and 1998 (unaudited)                  5 - 6

         Notes to unaudited consolidated interim financial statements                          7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
                  Condition and Results of Operations                                        10 - 14


                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Securities Holders                                    15

ITEM 5.  Other Information                                                                        15

ITEM 6.  Exhibits and Reports on Form 8-K                                                         15


                  Exhibit 27 - Financial data schedule


                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                       1999                 1998
                                                                         ----------------------------------------
ASSETS                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                   $2,087,341            $2,331,633
     Accounts receivable, less allowance for doubtful
          accounts of $187,792 at June 30, 1999
          and $179,859 at December 31, 1998                                         243,632               328,045
     Directories in progress                                                        200,049               344,805
     Other current assets                                                           208,986               109,779
                                                                         -----------------------------------------
Total current assets                                                              2,740,008             3,114,262

Property and equipment, net                                                       1,269,398             1,318,089
Investment in College Directory Publishing Corporation                              200,000               200,000
Other assets                                                                        162,816               248,663
                                                                         -----------------------------------------
Total assets                                                                     $4,372,222            $4,881,014
                                                                         =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $151,880              $214,861
     Accrued expenses                                                               175,547               181,629
     Income taxes payable                                                               ---                70,296
     Deferred revenue                                                               531,101               948,353
     Mortgage payable                                                                53,333                53,333
                                                                         -----------------------------------------
Total current liabilities                                                           911,861             1,468,472

Mortgage payable after one year                                                     613,334               640,000
                                                                         -----------------------------------------
Total liabilities                                                                 1,525,195             2,108,472

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,902,700 shares
          issued at June 30, 1999; 4,871,900 shares
          issued at December 31, 1998                                             5,878,496             5,831,448
     Accumulated deficit                                                         (1,868,250)           (1,923,074)
     Unearned compensation, net                                                      (4,517)               (6,348)
     Treasury stock, at cost; 1,634,300 shares at June 30,
          1999; 1,605,300 shares at December 31, 1998                            (1,158,702)           (1,129,484)
                                                                         -----------------------------------------
Total shareholders' equity                                                        2,847,027             2,772,542
                                                                         -----------------------------------------
Total liabilities and shareholders' equity                                       $4,372,222            $4,881,014
                                                                         =========================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                   JUNE 30,           JUNE 30,             JUNE 30,           JUNE 30,
                                                     1999               1998                 1999               1998
                                              -------------------------------------   -----------------------------------
Net sales                                        $1,446,711           $1,738,179         $2,874,978         $3,695,912

Costs and expenses:
     Production                                     331,540              407,200            664,269            853,961
     Marketing and selling                          626,718            1,001,798          1,250,024          2,066,941
     Depreciation                                    32,020               44,305             65,178             89,785
     Amortization                                     5,827               25,072             12,007             55,974
     General and administrative                     436,273              468,909            851,452          1,069,241
                                           --------------------------------------  ------------------------------------
                                                  1,432,378            1,947,284          2,842,930          4,135,902
                                           --------------------------------------  ------------------------------------
Income (loss) from operations                        14,333             (209,105)            32,048           (439,990)

Interest income, net of expense                      14,379               13,152             24,980              5,186
Loss from sale of subsidiary                            ---             (220,744)               ---           (220,744)
                                           --------------------------------------  ------------------------------------
Income (loss) before provision
   for income taxes                                  28,712             (416,697)            57,028           (655,548)

Provision for income taxes                           (2,204)             (70,296)            (2,204)           (70,296)
                                           --------------------------------------  ------------------------------------

Net income (loss)                                   $26,508            ($486,993)           $54,824          ($725,844)
                                           ======================================  ====================================
Net income (loss) per common share
     Basic                                            $0.01               ($0.10)             $0.02             ($0.15)
                                           ======================================  ====================================

     Diluted                                          $0.01               ($0.10)             $0.02             ($0.15)
                                          =======================================  ====================================

Shares used in computing net income
  (loss) per share
     Basic                                        3,263,949            4,707,012          3,258,810          4,785,339
                                           ======================================  ====================================
     Diluted                                      3,462,418            4,707,012          3,445,427          4,785,339
                                           ======================================  ====================================



                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                          JUNE 30,              JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                        1999                  1998
                                                                                   --------------------------------------
Net income (loss)                                                                          $54,824            ($725,844)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                                          77,185              145,760
     Accretion of unearned compensation                                                      1,831                4,375
     Bad debt expense                                                                      196,666              206,574
     Exchange of advertising for machinery & equipment                                      (1,299)              (2,100)
     Exchange of stock for services                                                          6,299                  ---
     Gain on sale of securities                                                                ---              (17,744)
     Loss from sale of CDP                                                                     ---              220,744
     Changes in assets and liabilities (in 1998, net of sale of CDP):
          (Increase) decrease in accounts receivable                                      (109,853)             434,994
          Decrease (increase) in directories in progress                                   144,756             (611,329)
          Increase in other assets                                                         (25,367)            (162,447)
          Decrease in accounts payable                                                     (29,031)            (650,738)
          Decrease in accrued expenses                                                      (6,082)            (125,812)
          (Decrease) increase in income taxes payable                                      (70,296)              70,296
          (Decrease) increase in deferred revenue                                         (417,252)             553,530
                                                                                   ---------------------------------------
Net cash used in operating activities                                                     (177,619)            (659,741)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of CDP, net of cash balance                                                          ---            1,072,152
     Sale of securities available-for-sale                                                     ---              444,000
     Purchases of property and equipment                                                   (15,189)             (66,427)
                                                                                   ---------------------------------------
Net cash (used in) provided by investing activities                                        (15,189)           1,449,725

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                                                       (26,666)             (26,667)
     Repayment of capitalized leases                                                           ---               (2,187)
     Contingent consideration paid relating to acquisition of CDP                              ---              (14,256)
     Proceeds from the exercise of stock options                                             4,400                  ---
     Purchase of treasury stock                                                            (29,218)             (77,917)
                                                                                   ---------------------------------------
Net cash used in financing activities                                                      (51,484)            (121,027)

Net (decrease) increase in cash and cash equivalents                                      (244,292)             668,957
Cash and cash equivalents at beginning of period                                         2,331,633            1,710,304
                                                                                   ---------------------------------------
Cash and cash equivalents at end of period                                              $2,087,341           $2,379,261
                                                                                   =======================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                            JUNE 30,             JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                              1999                 1998
                                                                     ---------------------------------------
Interest paid                                                                $25,585              $30,213
                                                                     =======================================

Exchange of advertising for supplies                                         $13,754               $4,076
                                                                     =======================================

Non-cash items received from sale of CDP                                         ---             $643,750
                                                                     =======================================

Reduction of accounts payable by issuance of common stock                    $33,950                  ---
                                                                     =======================================


                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Publishing Company of North America, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year.

Adoption of Statement of Financial Accounting Standard ("SFAS") Number 130, "Reporting Comprehensive Income", and SFAS Number 131, "Disclosures about Segments of an Enterprise and Related Information", had no significant impact on the Company's results of operations or shareholders' equity.

2.  CONSOLIDATION

The consolidated financial statements include the accounts of The Publishing Company of North America, Inc., and its wholly-owned subsidiaries College Directory Publishing, Inc. (CDP) during the period July 3, 1997 to June 10, 1998 (see Note 10), PCNA Communications Corporation since its incorporation on October 14, 1998 and Attorneys Online, Inc. since its incorporation on February 15, 1999 (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

3.  CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

4.  ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in bar association directories. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

5.  REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS Number 128, "Earnings Per Share":

                                                              Three months ended June 30,       Six months ended June 30,
                                                                    1999           1998              1999           1998
                                                             ----------------------------    -----------------------------
Numerator:
    Net income (loss) from continuing operations                   $26,508      ($486,993)         $54,824     ($725,844)
                                                             ----------------------------    -----------------------------
    Numerator for basic earnings per share - income
      (loss) available to common shareholders                       26,508       (486,993)          54,824      (725,844)

    Effect of dilutive securities                                      ---            ---              ---           ---
                                                             ----------------------------    -----------------------------
      Numerator for diluted earnings per share -
        income (loss) available to common
        shareholders after assumed conversions                      26,508       (486,993)          54,824      (725,844)

Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                                    3,263,949      4,707,012        3,258,810     4,785,339

    Effect of dilutive securities - stock options                  198,469            ---          186,617           ---
                                                             ----------------------------    -----------------------------
      Denominator for diluted earnings per share -
        Adjusted weighted-average shares and
        assumed conversions                                      3,462,418      4,707,012        3,445,427     4,785,339

Basic earnings per share                                             $0.01         ($0.10)           $0.02        ($0.15)
                                                             ============================    =============================
Diluted earnings per share                                           $0.01         ($0.10)           $0.02        ($0.15)
                                                             ============================    =============================

In computing diluted earnings per share for 1998, options for 228,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

7.   INCOME TAXES

The provision for income taxes in 1998 is comprised primarily of current state income taxes payable related to the sale of CDP.

8.  STOCK-BASED COMPENSATION

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

10. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

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

11.  TREASURY STOCK

Pursuant to a buy-back plan approved by its Board of Directors in May 1997, the Company has purchased 884,300 shares of its common stock in open market and private transactions through June 30, 1999 for approximately $815,000. The most recent purchase was in January 1999 for 29,000 shares at a cost of $29,219. The Company re-acquired an additional 750,000 shares of its common stock when it sold CDP in June 1998 (see Note 10).

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
         In order to make meaningful year-to-year comparisons of the Company's results of operations, it is necessary to understand the effect that the Company's former subsidiary, CDP, had upon the Company's 1998 results. The following tables set forth the Company's results of operations for the three and six months ended June 30, 1998 and 1999, showing the results of PCNA and all items relating to CDP and its sale separately and on a consolidated basis (1999 results include only The Publishing Company of North America, PCNA Communications, and Attorneys Online (collectively "PCNA") since CDP was sold on June 10, 1998):

                                                    Three months ended                          Three months ended
                                                       June 30, 1998                   June 30, 1998          June 30, 1999
                                                  PCNA             CDP                  Consolidated               PCNA
                                        ----------------------------------    ---------------------------------------------
Net sales                                     $1,738,179              ---                 $1,738,179            $1,446,711
Costs and expenses:
     Production                                  407,200              ---                    407,200               331,540
     Marketing and selling                       908,539          $93,259                  1,001,798               626,718
     Depreciation                                 38,667            5,638                     44,305                32,020
     Amortization                                 25,072              ---                     25,072                 5,827
     General and administrative                  347,135          121,774                    468,909               436,273
                                        ----------------------------------    ---------------------------------------------
                                               1,726,613          220,671                  1,947,284             1,432,378
                                        ----------------------------------    ---------------------------------------------
Income (loss) from operations                     11,566         (220,671)                  (209,105)               14,333
Interest income (expense), net                    32,913          (19,761)                    13,152                14,379
Loss from sale of subsidiary                         ---         (220,744)                  (220,744)                  ---
                                        ----------------------------------    ---------------------------------------------
Income (loss) before taxes                        44,479         (461,176)                  (416,697)               28,712
Provision for income taxes                           ---          (70,296)                   (70,296)               (2,204)
                                        ----------------------------------    ---------------------------------------------
Net income (loss)                                $44,479        ($531,472)                 ($486,993)              $26,508

                                                     Six months ended                             Six months ended
                                                       June 30, 1998                    June 30, 1998         June 30, 1999
                                                    PCNA            CDP                  Consolidated              PCNA
                                        ----------------------------------    ---------------------------------------------
Net sales                                     $3,695,912              ---                 $3,695,912            $2,874,978
Costs and expenses:
     Production                                  853,961              ---                    853,961               664,269
     Marketing and selling                     1,908,714         $158,227                  2,066,941             1,250,024
     Depreciation                                 78,886           10,899                     89,785                65,178
     Amortization                                 55,974              ---                     55,974                12,007
     General and administrative                  833,674          235,567                  1,069,241               851,452
                                        ----------------------------------    ---------------------------------------------
                                               3,731,209          404,693                  4,135,902             2,842,930
                                        ----------------------------------    ---------------------------------------------
Income (loss) from operations                    (35,297)        (404,693)                  (439,990)               32,048
Interest income (expense), net                    37,869          (32,683)                     5,186                24,980
Loss from sale of subsidiary                         ---         (220,744)                  (220,744)                  ---
                                        ----------------------------------    ---------------------------------------------
Income (loss) before taxes                         2,572         (658,120)                  (655,548)               57,028
Provision for income taxes                           ---          (70,296)                   (70,296)               (2,204)
                                        ----------------------------------    ---------------------------------------------
Net income (loss)                                 $2,572        ($728,416)                 ($725,844)              $54,824

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

RESULTS OF OPERATIONS (CONTINUED)
---------------------
         The following analysis and discussion excludes all items relating to CDP, since it was sold by the Company in June 1998. Information relating to CDP's results of operations in 1998 can be found in the Company's interim reports filed on Form 10-QSB for those periods.
         PCNA's revenues decreased 17% for the quarter ended June 30, 1999 from the same period a year earlier; its revenues decreased 22% for the six months then-ended from the same period a year earlier. PCNA published 21 directories in the most recent quarter and 37 in the first half of 1999; in 1998 it published 23 and 48, respectively.
         The following table sets forth PCNA's results of operations (excluding
CDP) in percentages of revenues for the three and six months ended June 30, 1999 and 1998:

                                                          Three months ended June 30           Six months ended June 30
                                                            1999              1998              1999              1998
                                                 -------------------------------------------------------------------------
         Net sales                                         100.0%             100.0%           100.0%             100.0%
         Costs and expenses:
              Production                                    22.9%              23.4%            23.1%              23.1%
              Marketing and selling                         43.3%              52.3%            43.5%              51.7%
              Depreciation                                   2.2%               2.2%             2.3%               2.1%
              Amortization                                   0.4%               1.4%             0.4%               1.5%
              General and administrative                    30.2%              20.0%            29.6%              22.6%
                                                 -------------------------------------------------------------------------
                                                            99.0%              99.3%            98.9%             101.0%
                                                 -------------------------------------------------------------------------
         Income (loss) from operations                       1.0%               0.7%             1.1%              (1.0%)

         Production costs, which are primarily third-party printing and distribution costs and in-house labor, have stabilized since 1997 during which they averaged 29.1%.
         During 1998 management endeavored to reduce marketing and selling costs, the great majority of which are related to the selling of print advertising in the Company's publications rather than expenses related to the securing of publishing contracts. Management's efforts did not result in reductions of these expenses as a percentage of revenues for the first three quarters of 1998. However, these expenses were reduced to 45.2% of revenues in the fourth quarter of 1998, 43.7% in the first quarter of 1999, and 43.3% in the second quarter of 1999. The reductions were primarily in payroll related expenses as a result of consolidating management, restructuring commissions and eliminating inefficient personnel.
         The decrease in amortization expense in 1999 from 1998 is due to the elimination of the goodwill relating to the acquisition of CDP.
         General and administrative ("G&A") expenses increased $89,138 for the three months ended June 30, 1999 from that in the same period a year earlier for several primary reasons. In the quarter ended June 30, 1998 the Company recognized a $43,000 insurance reimbursement for certain legal expenses which were incurred in prior periods. Also in that quarter, bad debt expense was only 4.0% of net revenues ($70,278) due to an adjustment of management's estimate for an appropriate allowance for doubtful accounts; bad debt expense in the most recent quarter was 6.6% of net revenues ($94,874). In April 1999 the Company hired a vice president for marketing and business development whose primary charge is to identify and to partner with businesses complimentary to PCNA's goals and objectives, with a particular focus on e-commerce activities. This and other factors caused G&A payroll to be $47,000 higher in the most recent quarter from that in the same period in 1998.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

RESULTS OF OPERATIONS (CONTINUED)
---------------------

         In early August 1999 the Company launched its new Internet portal (Lawlinks.com) which is targeted and designed particularly for members of the legal profession. A broad variety of relevant information is available to users at no charge; this content is being obtained by the Company at very low cost primarily through strategic alliances with third parties. The new portal also facilitates a number of e-commerce opportunities for the Company. Through a strategic alliance with Value America, Inc. the Company also opened an online retail store which offers thousands of business and home products. America's Legal Super StoreTM is a co-branded website (www.lawmiles.com) operated by Value America which has agreed to pay the Company a royalty based upon net sales. Under this arrangement, the costs and risks to the Company are low. In September 1999 the Company plans to launch through its portal an online vendor directory of goods and services for the legal profession. America's Legal Source (www.thelegalsource.com) will leverage from the Company's base of print directory advertisers and is expected to be the Company's primary source of Internet revenues. The contribution margin of the online directory is expected to be significantly higher than that of the Company's print directories because it won't require most of the costs involved in the production and distribution of print directories; it also will require little in additional general and administrative costs.

         In July 1999 the Company entered into two one-year agreements with consultants for investor relations services. One of the agreements provides for the granting of warrants for the Company's common stock in addition to monthly fees. The fair value of the warrants will be expensed over the life of the contract. The two agreements will add new expenses of approximately $35,000 in the third quarter of 1999 and approximately $25,000 in each of the three quarters following thereafter.

         Print directory revenues for the third quarter of 1999 are expected to be approximately $200,000 lower than in each of the first two quarters of 1999 primarily due to lower than projected revenues on a first-year unofficial statewide medical directory. Revenues from the Company's new online vendor directory are expected to offset this reduction and third quarter 1999 revenues are expected to be approximately $1,450,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 1999, the Company had $2,087,341 in cash and cash equivalents compared to $2,347,445 at March 31, 1999. The primary reason for this decrease in liquidity was a decrease in deferred revenues, which are payments made by advertisers prior to publication. This was due primarily to starting certain sales campaigns later than originally scheduled. At this time, management considers the decrease in deferred revenues to be a short-term occurrence which is not indicative of a longer-term trend.

         The Company did not purchase any shares of its common stock for its treasury in the most recent quarter and it does not expect to make any such purchases in the foreseeable future. Since the Company began purchasing its common stock in January 1998, it purchased 884,300 shares in open market and private transactions for approximately $815,000, or an average cost of $0.92 per share. The Company also re-acquired an additional 750,000 shares of its common stock when it sold CDP in June 1998 (see Note 10 to the financial statements).

         The Company has no plans at this time to acquire a material amount of capital assets.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------
         Based on current cash and investment balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for the next twelve months or more.

YEAR 2000 CONSIDERATIONS
------------------------
         Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. The Company believes it has identified its software applications and hardware devices that might be impacted by the Year 2000 issue.

         All computer software used by the Company is operated on personal computers. The Company's general ledger system has been upgraded and is Year 2000 compliant. The Company believes that all of its desktop publishing software is Year 2000 compliant. A Year 2000 compliant version of the Company's primary database application for sales order management and billing has been in use by the Company since early this year. The Company has to complete a small number of installations of minor software upgrades that are on hand in order for its Information Technology (IT) systems, including its internal telephone system, to be Year 2000 compliant. The Company estimates that its total costs in obtaining Year 2000 compliance have been less than $25,000.

         Generally, the goods and services that the Company purchases from its vendors and suppliers are not considered to be directly vulnerable to Year 2000 issues; additionally, these goods and services are not unique and are available to the Company from numerous alternative vendors and suppliers. Reliable telephone service is critical particularly to the Company's sale of advertising in its publications; disruption of telephone service could have a material effect upon the Company's results of operations and, depending on the duration, financial condition. The Company has not yet contacted the printing companies and other large vendors in an effort to assess the compliance of their systems with Year 2000; it intends to make these contacts and assessments before September 30, 1999, well in time to switch to alternative suppliers if necessary. The Company does not believe it is practicable to contact its many thousands of advertising clients with regard to assessing their Year 2000 compliance. No single client represents as much as 1% of the Company's overall revenues; therefore, the Company believes that it would not be materially adversely affected by the impact of Year 2000 upon any individual client.

         At this time, the Company considers that the most reasonably likely worst case scenario would include a loss of power and/or a loss of telephone service for more than a very few days. In preparation for such an event, the Company has procured and installed its own generator to power its telephone system in the event of a failure by the utility company to maintain service. The Company plans to procure a similar generator as an alternative power supply for its critical computer systems by September 30, 1999. The Company does have alternative means available if its primary source for long-distance telephone service fails; however, given that such a failure would likely be widespread if it occurs at all, the Company can not reliably predict how satisfactory these alternative means would be. The Company can not replicate an alternative source for its local telephone service, if it should fail.

         The Company does not expect that the cost of addressing any Year 2000 issue that is within its control will be a material event or uncertainty that would have a material adverse effect on future operating results or financial condition.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

FORWARD-LOOKING STATEMENTS
--------------------------

         The statements made above relating to the Company's plans to launch an online vendor directory in September 1999, to the Company's plans to leverage from its base of print directory advertisers when selling into the online directory, to the Company's expectation of a higher contribution margin from online directory revenues, to the Company's expectations regarding revenues in the third quarter of 1999, to the Company's future liquidity, and to the Company's readiness for the Year 2000 are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) unexpected difficulties encountered in launching the online vendor directory, 2) the Company's ability to convince its existing print directory advertisers to participate in its new online directory, 3) unexpected costs or inefficiencies relating to the Company's online directory operations,
4) unexpected downturns in the Company's sales into third quarter 1999 directories over the balance of the quarter, 5) an unexpected downturn in the Company's operating performance, 6) unexpected impacts of the Year 2000 event directly or indirectly upon the Company, and 7) impacts of the Year 2000 event over which the Company has no control and could not practicably prepare for. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Risks contained in the Company's filings with the Securities and Exchange Commission also should be considered.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of the shareholders of the Company was held at the Company's corporate offices in Lake Helen, Florida, on May 24, 1999. At that time the shareholders, by direct vote and by proxy, re-elected Mr. Peter Balise as a director of the Company. The vote was 3,052,451 shares for Mr. Balise, and 2,500 shares that withheld approval. The terms of Messrs. Richard C. Silver, J. William Wrigley and Andrew J. Cahill continued and they remained as directors of the Company.

         Also at that meeting the shareholders, by direct vote and by proxy, ratified an amendment to the Company's 1996 Stock Plan. The vote was 1,686,642 shares for the amendment, a majority of the outstanding shares; 30,550 shares voted against the amendment; no shares abstained.

         Also at that meeting the shareholders, by direct vote and by proxy, ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999. The vote was 3,048,701 shares for, 1,250 shares against, and 5,000 shares abstaining.

         There was no other business brought at the meeting requiring a vote of the shareholders.

ITEM 5.  Other Information

         On July 2, 1999 the Company's Board of Directors appointed Mr. Russell Perkins to serve as a director of the Company. Mr. Perkins has over twenty years of experience in the directory and database publishing industry. He is currently President and CEO of Dorland Healthcare Information, a Philadelphia-based publisher of healthcare industry directories and databases. From 1994-1995, Mr. Perkins was Group President of North American Publishing Company, a privately held diversified publisher of trade magazines and directories based in Philadelphia. From 1987-1994, Mr. Perkins was President of Morgan-Rand Inc., a company that provided consulting and research to the directory industry as well as contract publishing services. Mr. Perkins has also worked as a consultant with AT&T, as an editor at Thomas Publishing Company, and has been involved with a number of Internet initiatives within the directory industry. Mr. Perkins is also the author of several books on database publishing, speaks extensively at industry gatherings and is a former director of the Information Industry Association. His term will expire at the Company's annual meeting in 2002.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

                  1.  Exhibit 27 - Financial Data Schedule

         b. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                           FORM 10-QSB - JUNE 30, 1999

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 13, 1999 by the undersigned, thereunto duly authorized.


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