Form 10QSB
period 1999-09-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-11-12
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB


              [X]  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.


                For the quarterly period ended September 30, 1999


                           Commission File No. 0-27994
                           ---------------------------


                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                  ---------------------------------------------
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
                                                             Yes [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


               Class                             Outstanding at November 8, 1999
   ---------------------------                   -------------------------------
   Common Stock:  no par value                              3,290,720


Transitional Small Business Disclosure Format (check one):   Yes [_]    No [X]

================================================================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
              as of September 30, 1999 (unaudited) and December 31, 1998      3

         Consolidated Statements of Operations
              for the three and nine months ended September 30, 1999
              and 1998 (unaudited)                                            4

         Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1999
              and 1998 (unaudited)                                        5 - 6

         Notes to unaudited consolidated interim financial statements     7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
              Condition and Results of Operations                        10 - 14


                           PART II - OTHER INFORMATION


ITEM 5.  Other Information                                                    15


ITEM 6.  Exhibits and Reports on Form 8-K                                     15

              Exhibit 27 - Financial data schedule

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



                           CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1999              1998
                                                                  ------------------------------
                                                                  (UNAUDITED)
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $ 2,121,265        $ 2,331,633
     Accounts receivable, less allowance for doubtful
          accounts of $164,543 at September 30, 1999
          and $179,859 at December 31, 1998                           311,160            328,045
     Directories in progress                                          173,642            344,805
     Other current assets                                             219,985            109,779
                                                                  -----------        -----------
Total current assets                                                2,826,052          3,114,262

Property and equipment, net                                         1,246,955          1,318,089
Investment in College Directory Publishing Corporation                200,000            200,000
Other assets                                                          157,204            248,663
                                                                  -----------        -----------
Total assets                                                      $ 4,430,211        $ 4,881,014
                                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                             $   144,812        $   214,861
     Accrued expenses                                                 241,380            181,629
     Income taxes payable                                                  --             70,296
     Deferred revenue                                                 489,599            948,353
     Mortgage payable                                                  53,333             53,333
                                                                  -----------        -----------
Total current liabilities                                             929,124          1,468,472

Mortgage payable after one year                                       600,000            640,000
                                                                  -----------        -----------
Total liabilities                                                   1,529,124          2,108,472

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,925,020 shares
          issued at September 30, 1999; 4,871,900 shares
          issued at December 31, 1998                               5,927,520          5,831,448
     Accumulated deficit                                           (1,864,129)        (1,923,074)
     Unearned compensation, net                                        (3,602)            (6,348)
     Treasury stock, at cost; 1,634,300 shares at September
          30, 1999; 1,605,300 shares at December 31, 1998          (1,158,702)        (1,129,484)
                                                                  -----------        -----------
Total shareholders' equity                                          2,901,087          2,772,542
                                                                  -----------        -----------
Total liabilities and shareholders' equity                        $ 4,430,211        $ 4,881,014
                                                                  ===========        ===========

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                             1999              1998              1999              1998
                                         -----------------------------       -----------------------------
Net sales                                $ 1,423,123       $ 1,223,752       $ 4,298,101       $ 4,919,664

Costs and expenses:
     Production                              280,846           302,941           945,115         1,156,902
     Marketing and selling                   681,603           668,940         1,931,627         2,735,881
     Depreciation                             30,708            36,831            95,886           126,616
     Amortization                              5,613             5,637            17,620            61,611
     General and administrative              430,046           400,675         1,281,498         1,469,916
                                         -----------       -----------       -----------       -----------
                                           1,428,816         1,415,024         4,271,746         5,550,926
                                         -----------       -----------       -----------       -----------
Income (loss) from operations                 (5,693)         (191,272)           26,355          (631,262)

Interest income, net of expense                9,814            11,515            34,794            16,701
Loss from sale of subsidiary                      --                --                --          (220,744)
                                         -----------       -----------       -----------       -----------
Income (loss) before provision
     for income taxes                          4,121          (179,757)           61,149          (835,305)

Provision for income taxes                        --                --            (2,204)          (70,296)
                                         -----------       -----------       -----------       -----------

Net income (loss)                        $     4,121       ($  179,757)      $    58,945       ($  905,601)
                                         ===========       ===========       ===========       ===========

Net income (loss) per common share
     Basic                               $      0.00       ($     0.05)      $      0.02       ($     0.21)
                                         ===========       ===========       ===========       ===========
     Diluted                             $      0.00       ($     0.05)      $      0.02       ($     0.21)
                                         ===========       ===========       ===========       ===========

Shares used in computing net income
  (loss) per share
     Basic                                 3,276,677         3,936,592         3,264,831         4,354,518
                                         ===========       ===========       ===========       ===========
     Diluted                               3,653,010         3,936,592         3,497,564         4,354,518
                                         ===========       ===========       ===========       ===========

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                           1999             1998
                                                                           -----------------------------
Net income (loss)                                                          $    58,945       ($  905,601)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                                             113,506           188,227
     Accretion of unearned compensation                                          2,746             5,000
     Bad debt expense                                                          215,482           110,243
     Exchange of advertising for machinery and equipment                        (3,084)           (6,480)
     Exchange of common stock for services                                       6,299                --
     Non-cash expense related to warrant issuances                              13,104                --
     Gain on sale of securities                                                     --           (14,847)
     Loss from sale of College Directory Publishing, Inc. ("CDP")                   --           220,744
     Changes in assets and liabilities (in 1998, net of sale of CDP):
          (Increase) decrease in accounts receivable                          (196,197)          694,989
          Decrease (increase) in directories in progress                       171,163          (665,381)
          Increase in other assets                                             (36,367)         (179,039)
          Decrease in accounts payable                                         (36,099)         (752,861)
          Increase (decrease) in accrued expenses                               59,751          (126,275)
          (Decrease) increase in income taxes payable                          (70,296)           70,296
          (Decrease) increase in deferred revenue                             (458,754)          729,276
                                                                           -----------       -----------
Net cash used in operating activities                                         (159,801)         (631,709)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of CDP, net of cash balance                                               --         1,072,152
     Contingent consideration paid relating to acquisition of CDP                   --           (14,256)
     Sale of securities available-for-sale                                          --         1,024,000
     Purchases of property and equipment                                       (21,668)          (69,612)
                                                                           -----------       -----------
Net cash (used in) provided by investing activities                            (21,668)        2,012,284

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                                           (40,000)          (40,000)
     Repayment of capitalized leases                                                --            (2,187)
     Proceeds from the exercise of stock options                                40,319                --
     Purchase of treasury stock                                                (29,218)         (515,746)
                                                                           -----------       -----------
Net cash used in financing activities                                          (28,899)         (557,933)

Net (decrease) increase in cash and cash equivalents                          (210,368)          822,642
Cash and cash equivalents at beginning of period                             2,331,633         1,710,304
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                 $ 2,121,265       $ 2,532,946
                                                                           ===========       ===========

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                            1999               1998
                                                                           -----------------------------
Interest paid                                                              $    38,717       $    45,104
                                                                           ===========       ===========

Exchange of advertising for supplies and services                          $    39,936       $    20,515
                                                                           ===========       ===========

Non-cash items received from sale of CDP                                            --       $   643,750
                                                                           ===========       ===========

Reduction of accounts payable by issuance of common stock                  $    33,950                --
                                                                           ===========       ===========



                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these financial statements be read in conjunction with our audited financial statements as of December 31, 1998. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Adoption of Statement of Financial Accounting Standard ("SFAS") Number 130, "Reporting Comprehensive Income", and SFAS Number 131, "Disclosures about Segments of an Enterprise and Related Information", had no significant impact on our results of operations or shareholders' equity.

2.  CONSOLIDATION

Our consolidated financial statements include the accounts of The Publishing Company of North America, Inc., and its wholly-owned subsidiaries College Directory Publishing, Inc. during the period July 3, 1997 to June 10, 1998 (see
Note 10), PCNA Communications Corporation since its incorporation on October 14, 1998 and Attorneys Online, Inc. since its incorporation on February 15, 1999. Intercompany transactions have been eliminated in consolidation.

3.  CASH AND CASH EQUIVALENTS

We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

4.  ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in bar association directories. The allowance for doubtful accounts is estimated by us as a percentage of sales. All amounts outstanding in excess of six months are written off.

5.  REVENUE RECOGNITION

We record print directory revenues and related costs upon shipment of directories. We record Internet advertising revenues and costs upon the release of the advertisement on the website. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from print directory advertisers prior to shipment of the related directories.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS Number 128, "Earnings Per Share":

                                                         Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                             1999             1998              1999             1998
                                                         ----------------------------       ----------------------------
Numerator:
    Net income (loss) from continuing operations         $     4,121      ($  179,757)      $    58,945      ($  905,601)
                                                         -----------      -----------       -----------      -----------
    Numerator for basic earnings per share - income
      (loss) available to common shareholders            $     4,121      ($  179,757)      $    58,945      ($  905,901)

    Effect of dilutive securities                                 --               --                --               --
                                                         -----------      -----------       -----------      -----------
      Numerator for diluted earnings per share -
        income (loss) available to common
        Shareholders after assumed conversions           $     4,121      ($  179,757)      $    58,945      ($  905,601)

Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                              3,276,677        3,936,592         3,264,831        4,354,518

    Effect of dilutive securities - stock options            376,333               --           232,733               --
                                                         -----------      -----------       -----------      -----------
      Denominator for diluted earnings per share -
        Adjusted weighted-average shares and
        assumed conversions                                3,653,010        3,936,592         3,497,564        4,354,518

Basic earnings per share                                 $      0.00      ($     0.05)      $      0.02      ($     0.21)
                                                         ===========      ===========       ===========      ===========
Diluted earnings per share                               $      0.00      ($     0.05)      $      0.02      ($     0.21)
                                                         ===========      ===========       ===========      ===========

In computing diluted earnings per share for 1998, options for 197,600 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

7.  INCOME TAXES

The provision for income taxes in 1998 is comprised primarily of state income taxes related to the sale of CDP.

8.  STOCK-BASED COMPENSATION

We account for employee stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for us as the exercise price of options is normally established at a price which approximates the fair market value of our common stock on the date of grant.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  STOCK-BASED COMPENSATION (continued)

In July 1999 we entered into an agreement with a consultant for investor relations services which provided for monthly fees and a grant of warrants for our common stock. The fair value of the warrants is being expensed over the life of the one-year contract.

9.  USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

10. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, through a wholly-owned subsidiary, we acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. ("CDP"). The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations were included in our consolidated statements of operations from the date of acquisition until the sale of CDP on June 10, 1998. The purchase price was allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. This resulted in an excess of purchase price over net assets acquired of $1,947,282 which was amortized on a straight line basis over 20 years until CDP's sale, at which time $91,935 of goodwill had been amortized.

On June 10, 1998, we sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in operating loans made by us to CDP); (ii) a $100,000 note from the corporation acquiring CDP (the "Acquiror" or "College Directory Publishing Corporation") due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering ("IPO"); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and
(iv) 750,000 shares of our common stock that we issued when we acquired CDP in July 1997. We posted a loss of $220,744 and incurred $70,296 of primarily state income tax expense as a result of the sale transaction.

11. TREASURY STOCK

Pursuant to a buy-back plan approved by our Board of Directors in May 1997, we have purchased 884,300 shares of our common stock in open market and private transactions through September 30, 1999 for approximately $815,000. The most recent purchase was in January 1999 for 29,000 shares at a cost of $29,219. We re-acquired an additional 750,000 shares of our common stock when we sold CDP in June 1998 (see Note 10).

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
      In order to make meaningful year-to-year comparisons of our results of operations for the nine months ended September 30, it is necessary to understand the effect that our former subsidiary, CDP, had upon our 1998 results. The following tables set forth our results of operations for the nine months ended September 30, 1998 and 1999, showing the results of PCNA and all items relating to CDP and its sale separately and on a consolidated basis (1999 results include only The Publishing Company of North America, PCNA Communications, and Attorneys Online (collectively "PCNA") since CDP was sold on June 10, 1998):

                                              Nine months ended Sept. 30, 1998                    Nine months ended
                                       PCNA                        CDP*      Consolidated           Sept. 30, 1999
                                    -----------------------------------------------------       ---------------------
Net sales                           $ 4,919,664     100.0%              --    $ 4,919,664       $ 4,298,101     100.0%
Costs and expenses:
    Production                        1,156,902      23.5               --      1,156,902           945,115      22.0
    Marketing and selling             2,577,654      52.4      $   158,227      2,735,881         1,931,627      45.0
    Depreciation                        115,717       2.3           10,899        126,616            95,886       2.2
    Amortization                         18,279       0.4           43,332         61,611            17,620       0.4
    General and administrative        1,234,349      25.1          235,567      1,469,916         1,281,498      29.8
                                    -----------   -------      -----------    -----------       -----------   -------
                                      5,102,901     103.7          448,025      5,550,926         4,271,746      99.4
                                    -----------   -------      -----------    -----------       -----------   -------
Income (loss) from operations          (183,237)     (3.7)        (448,025)      (631,262)           26,355       0.6
Interest income (expense), net           49,384       1.0          (32,683)        16,701            34,794       0.8
Sale of subsidiary                           --                   (220,744)      (220,744)               --
                                    -----------   -------      -----------    -----------       -----------   -------
Income (loss) before taxes             (133,853)     (2.7)        (701,452)      (835,305)           61,149       1.4
Provision for income taxes                   --                    (70,296)       (70,296)           (2,204)      0.0
                                    -----------   -------      -----------    -----------       -----------   -------
Net income (loss)                      (133,853)     (2.7)        (771,748)      (905,601)           58,945       1.4

* CDP's results are through its sale on June 10, 1998.

      Information relating to CDP's results of operations in 1998 can be found in our interim reports filed on Form 10-QSB for those periods. The following discussion and analysis excludes all items relating to CDP, since it was sold on June 10, 1998.

      Revenues were reduced in the most recent nine-month period as the result of actions targeted at improving operating results by the elimination of some publishing agreements and by the conversion of others to the Directory Participation Program described in previous reports. Approximately half of our contracts are now under the Directory Participation Program. We published 53 directories in the most recent nine months, compared to 63 a year earlier. Production costs decreased primarily due to a decrease in third-party printing costs to 8.9% in the most recent period from 12.5% a year earlier; this was offset somewhat by an increase in the royalties paid to the bar associations. The reductions in marketing and selling costs were primarily in payroll related expenses as a result of consolidating management, restructuring commissions and eliminating inefficient personnel, and by the elimination of expenses from the closure of our Orlando sales office. The increase in general and administrative (G&A) expense resulted primarily from a movement of payroll expense from Selling and Marketing to G&A effective in August 1998 when our National Sales Manager became Chief Operating Officer.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



RESULTS OF OPERATIONS (CONTINUED)
---------------------
      The following table sets forth our results of operations for the three months ended September 30, 1998 and 1999:

                                               Three months ended          Three months ended
                                                 Sept. 30, 1998              Sept. 30, 1999
                                             ---------------------       ---------------------
         Net sales                           $ 1,223,752     100.0%      $ 1,423,123     100.0%
         Costs and expenses:
              Production                         302,941      24.8           280,846      19.7
              Marketing and selling              668,940      54.6           681,603      47.9
              Depreciation                        36,831       3.0            30,708       2.2
              Amortization                         5,637       0.5             5,613       0.4
              General and administrative         400,675      32.7           430,046      30.2
                                             -----------     -----       -----------     -----
                                               1,415,024     115.6         1,428,816     100.4
                                             -----------     -----       -----------     -----
         Loss from operations                   (191,272)    (15.6)           (5,693)     (0.4)
         Interest income, net of expense          11,515       0.9             9,814       0.7
                                             -----------     -----       -----------     -----
         Net income* (loss)                     (179,757)    (14.7)            4,121       0.3

* Income taxes are not applicable in 1999 due the use of a net operating loss carryforward

      Our results of operations for the most recent quarter compare favorably to the same period a year earlier in nearly every category. The increase in revenues in the most recent quarter is attributable to $280,000 in revenues from Internet operations in the third quarter of this year, all of which were derived from advertising we began selling in late May in our online vendor directory. We recognize Internet advertising revenue when advertisements are placed online. The most recent quarter's print directory revenues, which were approximately $82,000 lower than those in the same period a year earlier, were lower than planned for the quarter primarily due to lower than expected sales in two directories. Production expenses as a percentage of revenues decreased in the most recent quarter from a year earlier primarily due to the Internet advertising revenues which don't require most of the costs involved in the production and distribution of print directories. If Internet revenues are excluded in the most recent quarter, production expenses as a percentage of revenues were just slightly lower than that of a year earlier. The largest single factor in the decrease of marketing and selling expenses as a percentage of revenues was the elimination of rent expense relating to the Orlando office; although the Company closed that office in May 1998, office lease expense continued until January 1999. Sales salaries and commissions as a percentage of revenues decreased in the most recent quarter from a year earlier, but they were higher than in either of the two previous quarters in 1999. We are taking action in the fourth quarter to increase efficiencies and thereby decrease this expense as a percentage of revenues but we can not be assured that we will attain the results we seek. G&A expense was higher (but not as a percentage) in the most recent quarter from a year earlier mostly due to payroll, the largest single reason being the hiring in April 1999 of a vice president who has focused on our Internet business development. We also incurred $35,000 of new expense in the third quarter relating to the contracting of two consultants for investor relations services; these contracts will add approximately $25,000 of expense in each of the next three quarters. Increases in G&A expenses were offset by a reduction in bad debt expense in the most recent quarter.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



RESULTS OF OPERATIONS (CONTINUED)
---------------------
      Print directory revenues for the fourth quarter of 1999 are expected to be approximately $250,000 lower than in each of the first two quarters of 1999 and somewhat lower than in the third quarter of 1999; this is primarily due to lower than projected revenues on a certain second-year publication. Revenues from the Company's new online vendor directory are expected to partially offset this reduction. This Fall two hurricanes which threatened Central Florida caused us to close for one and one-half days; many on our sales force had to stay home additional days to care for their children due to school closings. Although the resulting loss in sales which affects primarily our fourth quarter can not be reliably determined, we estimate that it was in the mid-five-figures. Internet revenue for the fourth quarter may be less than half of the third quarter volume. This is because Internet advertising is currently being sold only as an add-on to print advertising while throughout the third quarter it had been sold also by a staff dedicated to Internet advertising sales. Also, there will be three months selling time for these sales in the fourth quarter while sales recognized in the third quarter were from selling efforts from late May through September. The Company is currently exploring devoting additional resources to Internet sales for the balance of the fourth quarter; if this occurs, it may increase revenues for the present quarter but adversely impact upon the sales of print directory advertising in the first quarter of 2000. At the time of this report, we expect that fourth quarter 1999 revenues may be approximately $1,300,000 and that we may post a loss which can not be reliably estimated at this time.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
      At September 30, 1999, we had $2,121,265 in cash and cash equivalents compared to $2,331,633 at December 31, 1998. The primary reason for this decrease in the cash balance was a decrease in deferred revenues, which are payments made by advertisers prior to publication. This was due primarily to starting certain sales campaigns later than originally scheduled. At this time, we consider the decrease in deferred revenues to be a short-term occurrence which is not indicative of a longer-term trend.

      We did not purchase any shares of our common stock for our treasury in the most recent quarter and we do not expect to make any such purchases in the foreseeable future. Since we began purchasing our common stock in January 1998, we purchased 884,300 shares in open market and private transactions for approximately $815,000, or an average cost of $0.92 per share. We also re-acquired an additional 750,000 shares of its common stock when we sold CDP in June 1998 (see Note 10 to the financial statements).

      We have no plans at this time to acquire a material amount of capital assets.

      Based on current cash and investment balances and our anticipated results of future operations, we believe that we have sufficient cash resources to fund our operations for the next twelve months or more.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999
YEAR 2000 CONSIDERATIONS
------------------------
      Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. We believe we have identified our software applications and hardware and other information technology devices that might be impacted by the Year 2000 issue.

      All computer software used by us is operated on personal computers. Year 2000 compliant versions of our general ledger system and our primary database application for sales order management and billing have been in use by us since early this year. We believe that all of our desktop publishing software is Year 2000 compliant. Our internal telephone system has been upgraded to be Year 2000 compliant. We estimate that our total costs in obtaining Year 2000 compliance have been less than $25,000. We are not aware of any additional purchases necessary for us to be Year 2000 compliant.

      Generally, the goods and services that we purchase from our vendors and suppliers are not considered to be directly vulnerable to Year 2000 issues; additionally, these goods and services are not unique and are available to us from numerous alternative vendors and suppliers. Reliable telephone service is critical particularly to our sale of advertising in our publications; disruption of telephone service could have a material effect upon our results of operations and, depending on the duration, financial condition. We have contacted our important vendors in an effort to assess the compliance of their systems with Year 2000 and their responses indicate that they are Year 2000 compliant. In the event any of them are found to be otherwise, we believe that alternative suppliers are available; however, we may encounter delays in delivering directories. In consideration of this, we have not scheduled any deliveries for Year 2000 directories until late January. We do not believe it is practicable to contact our many thousands of advertising clients with regard to assessing their Year 2000 compliance. No single client represents as much as 1% of our overall revenues; therefore, we believe that we would not be materially adversely affected by the impact of Year 2000 upon any individual client.

      At this time, we consider that the most reasonably likely worst case scenario would include a loss of power and/or a loss of telephone service for more than a few days. In preparation for such an event, we have procured and installed our own generator to power our telephone system in the event of a failure by the utility company to maintain service. We do have alternative means available if our primary source for long-distance telephone service fails; however, given that such a failure would likely be widespread if it occurs at all, we can not reliably predict how satisfactory these alternative means would be and they may be more expensive than our current service. We can not replicate an alternative source for our local telephone service, if it should fail. Except for the matters discussed above, we do not have a contingency plan for any Year 2000 problems that may arise.

      With regard to Year 2000 issues affecting our Internet operations, we rely upon third parties to host and operate our websites and provide content for them. Many of these third parties are privately-held and we do not have access to reliable information concerning their Year 2000 status. However, we rely most heavily upon two third parties which host and operate our websites; they are Value America ("VA") and Photobooks, Inc. ("Photobooks").

      VA is a publicly-owned company and, therefore, disclosures on its status with regard to Year 2000 issues are included in its regular reports to the SEC. We believe that it is not desirable to include those complete disclosures here. We understand those disclosures to report, in summary, that VA's ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. To the extent that VA can execute remediation activities on its own accord and to provide contingency plans for possible unsuccessful remediation efforts of third

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



YEAR 2000 CONSIDERATIONS (CONTINUED)
------------------------
parties upon which it relies, and in consideration of VA's estimated costs for its own remediation efforts, VA does not expect Year 2000 issues to have a significant and negative impact upon its financial condition or results of operations. We have not developed a contingency plan if VA encounters unforseen Year 2000 problems and cannot operate our co-branded website or if VA is otherwise affected by the Year 2000. This is because presently we are only receiving nominal revenues from VA.

      All of our Internet operations through Photobooks utilize recently acquired personal computers and software. Photobooks is a privately-held company and is not required to provide formal disclosure of its Year 2000 status. Photobooks has advised us that its Internet activities are all being hosted on a Windows NT platform, which is consistently maintained with the latest updates (software upgrades and any interim service patches) available from Microsoft. Photobooks has a high degree of confidence that there will be no Year 2000 problems in the Internet operations which it maintains for us. In reliance upon Photobook's assurances, we have not created a contingency plan if it encounters Year 2000 problems. Since our Internet revenues currently come the sale of advertising, we believe we can minimize any potential damage by replacing Photobooks and extending the term of advertising agreements. Although we cannot realistically estimate the total financial loss, it appears it would come from advertisers which do not renew because of the interruption of our online legal vendor directory.

      We do not expect that the cost of addressing any Year 2000 issue that is within our control will be a material event or uncertainty that would have a material adverse effect on our future operating results or financial condition.

FORWARD-LOOKING STATEMENTS
--------------------------
      THE STATEMENTS MADE ABOVE RELATING TO OUR EFFORTS TO DECREASE OUR MARKETING AND SELLING EXPENSES AS A PERCENTAGE OF REVENUES IN THE FOURTH QUARTER, TO OUR EXPECTATIONS REGARDING REVENUES AND OPERATING RESULTS IN THE FOURTH QUARTER OF 1999, TO OUR FUTURE LIQUIDITY, AND TO OUR READINESS FOR THE YEAR 2000 ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE STATEMENTS THAT EXPRESS OUR "BELIEF", "ANTICIPATION", "PLANS", "EXPECTATIONS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE RESULTS ANTICIPATED BY THESE FORWARD-LOOKING STATEMENTS MAY NOT OCCUR. IMPORTANT FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE THE FOLLOWING: 1) LOWER THAN PLANNED REVENUES IN THE FOURTH QUARTER WHICH WOULD AFFECT THE LEVEL OF MARKETING AND SELLING EXPENSES WHEN EXPRESSED AS A PERCENTAGE OF REVENUES, 2) OUR ABILITY TO CONVINCE OUR EXISTING PRINT DIRECTORY ADVERTISERS TO PARTICIPATE IN OUR NEW ONLINE DIRECTORY, 3) A DECISION NOT TO DEVOTE ADDITIONAL RESOURCES TO INTERNET SALES FOR THE BALANCE OF THE FOURTH QUARTER AS DESCRIBED ABOVE, 4) AN UNEXPECTED DOWNTURN IN OUR OPERATING PERFORMANCE, 5) OUR FAILURE TO TAKE PLANNED ACTIONS WHICH ARE EXPECTED TO INCREASE SALES EFFICIENCIES, 6) THIRD PARTIES MAY NOT BE YEAR 2000 COMPLIANT DESPITE THEIR REPRESENTATIONS TO US THAT THEY WILL BE. WHILE WE BELIEVE THAT THESE STATEMENTS ARE ACCURATE, OUR BUSINESS IS DEPENDENT UPON GENERAL ECONOMIC CONDITIONS AND VARIOUS CONDITIONS SPECIFIC TO OUR INDUSTRY AND FUTURE TREND RESULTS CANNOT BE PREDICTED WITH CERTAINTY. RISKS CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ALSO SHOULD BE CONSIDERED.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999



                           PART II - OTHER INFORMATION


ITEM 5.  Other Information

         Non applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

               1.  Exhibit 27 - Financial Data Schedule

         b. We filed no reports on Form 8-K during the quarter ended September 30, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-QSB - SEPTEMBER 30,1999




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf on November 12, 1999 by the undersigned, thereunto duly authorized.


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