Form 10KSB/A
period 1998-12-31
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-12-14
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 1998.

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           Commission File No. 0-27994

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               FLORIDA                                       59-3203301
               -------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                      Identification Number)

                              186 P.C.N.A. PARKWAY
                            LAKE HELEN, FL 32744-0280
                                  904-228-1000
                                  ------------
                          (Address and telephone number
                         of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes |X|    No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The registrant's revenues for its most recent fiscal year, ended December 31, 1998 were $6,371,014.

The aggregate market value of the registrant's voting stock held by non-affiliates, computed by reference to the last sale price per share as of December 9, 1999 was $3,927,000.

There were 3,290,720 shares of the registrant's Common Stock outstanding as of December 9, 1999.
================================================================================

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1998, which definitive proxy statement was filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1998 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  Yes | |   No |X|




                                      INDEX
                                                                            Page
                                                                            ----
                                     PART I


Item 1.   Business............................................................3
Item 2.   Properties..........................................................8
Item 3.   Legal Proceedings...................................................8
Item 4.   Submission of Matters to a Vote of Security Holders.................8


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............9
Item 6.   Management's Discussion and Analysis or Plan of Operations.........11
Item 7.   Financial Statements...............................................16
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................33

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............33
Item 10. Executive Compensation..............................................33
Item 11. Security Ownership of Certain Beneficial Owners and Management......33
Item 12. Certain Relationships and Related Transactions......................33
Item 13. Exhibits and Reports on Form 8-K, Index.............................34

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

PART I

ITEM 1.   BUSINESS

GENERAL

         Throughout this document, "the Company" shall refer to The Publishing Company of North America, Inc. and its wholly-owned subsidiary, College Directory Publishing, Inc. (CDP) which was acquired by the Company on July 3, 1997 and sold by the Company on June 10, 1998. PCNA refers to the Company's bar and medical association publishing activities. While the Company had established two new wholly owned subsidiaries at the time of this report (See Exhibit 21.0, Subsidiaries of the Registrant), these new companies played no role in the Company's business in 1998 or 1997. These subsidiaries are PCNA Communications Corporation and Attorneys.com, Inc. (previously known as Attorneys Online, Inc.). PCNA Communications Corporation was organized in October 1998; effective January 1, 1999, the Company shifted its operations and transferred its assets and liabilities excepting its real estate and fixed assets to PCNA Communications Corporation. Attorneys.com, Inc. was organized in February 1999.

         Historically, PCNA has specialized in publishing free membership directories for bar associations nationwide; a small amount (6% in 1998) of PCNA's revenues are derived from the publication of directories for medical associations. PCNA relies upon the sale of advertising within the directories to generate its principal revenues. In February 1998, PCNA introduced its new Directory Participation Program (DPP). The DPP is designed to allow attorneys, law firms, courts or bar associations to purchase directories directly from PCNA. Associations that purchase directories from PCNA can then sell the directories to their members at a profit or distribute the directories free of charge. While PCNA continues its free directory programs for larger associations, the new DPP programs account for approximately 49% of the Company's contracts.

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

         The Company made significant changes to its senior management team during 1998. Bill Wrigley became the Company's new National Sales Manager effective January 1998. In August 1998 he assumed the responsibilities of Chief Operating Officer. Mr. Wrigley joined the Company with a distinguished record from R. H. Donnelley Corpora-

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

tion, the largest independent publisher of directories in the nation, and as former founder, President and CEO of DataNational Corporation, which was then one of the fastest growing independent directory companies in America.

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

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

         PCNA's strategy had been to secure market share. However, in 1998 PCNA began to focus more on obtaining publishing agreements that will result in acceptable gross profit margins. In doing so, PCNA voluntarily declined to publish a small number of directories for bar associations it had served in the past. PCNA believes that its revised strategy has contributed to its improved operating results. See Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations.

         PUBLICATION OF DIRECTORIES

         PCNA has two primary directory programs that it offers to its customers. The new Directory Participation Program under which directories are purchased either by the associations or the attorneys themselves, and PCNA's traditional free directory program. In 1999, the Company expects to achieve approximately half of its directory revenues from each program. PCNA's no-cost approach means that it will publish a directory, assuming all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to PCNA.

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

         CLIENTS

         PCNA currently publishes city, county and state directories nationwide. While city and county bar associations represent the majority of the Company's clients, PCNA has made a strategic decision to obtain publishing contracts for more state bar associations. PCNA has published directories for the membership of the State Bar of California, New Hampshire Bar Association, Missouri Bar, Nebraska State Bar Association, North Carolina Bar Association, and the West Virginia State Bar. Additionally, PCNA expects to publish a directory for the Ohio State Bar Association by March 31, 1999 and for the Rhode Island Bar Association in the second quarter of 1999. As PCNA has grown, it believes that its emerging national presence has given it the credibility to permit it to market its products and services to other state bar associations.

         PCNA entered into a non-exclusive licensing agreement with Skinder-Strauss Associates in March, 1998, whereby PCNA published THE LEGAL PAGES(R) for the state of New York. The agreement is long-term; however, Skinder-Strauss may cancel at any time at least six months before any publication date, and PCNA may cancel at

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

any time. This publication contained advertising of attorney support services in September 1998; it also will include attorney biographies when next scheduled for publication in September 1999. It will again be distributed to law firms throughout the state of New York who have subscribed to Skinder-Strauss' New York LAWYERS DIARY AND MANUAL(R). Additionally, in accordance with the terms of the agreement with Skinder-Strauss, PCNA shall have the right to sell advertising in Skinder-Strauss' publication of THE LEGAL PAGES for Massachusetts and New Jersey. (THE LEGAL PAGES and LAWYERS DIARY AND MANUAL are registered trademarks of Skinder-Strauss Associates.)

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

PRINTING

         PCNA is not engaged in the printing of its bar directories and subcontracts this work to independent printing companies. PCNA believes that there is an ample supply of independent printers willing to perform quality printing services for PCNA and that it will not be materially adversely affected by subcontracting its printing services. In doing so, PCNA believes that it avoids the need to invest substantial sums of capital in printing and binding equipment and has more flexibility to meet its clients' specialized needs. However, delays by independent contractors over which PCNA has limited or no control could result in a loss of contracts by PCNA from either bar associations or advertisers or both.

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

COMPETITION

         The Company encounters competition in the acquisition of publishing contracts as well as in advertising sales. The Company's sales force competes with all forms of media that sell advertising--yellow pages, alternative yellow pages, specialty magazines, newspapers and television, among others.

         Other companies, as well as the associations themselves, can publish directories. We compete with a number of other publishers of bar association directories, including Legal Directories Publishing Company, a publisher of state bar directories and Martindale Hubbell which publishes what is considered to be the premier legal directory, although it has no official status. We believe that, for many bar associations, competition is based upon the perceived ability of the publisher to deliver a quality product on schedule and sometimes upon the percentage of advertising revenues paid to them as a royalty. The Company believes that it has been successful in the acquisition of bar association contracts due to its directory programs, strong relationships with bar association executives, commitment to customer service, and quality of the directories published. The Company believes that its commitment and support to the National Association of Bar Executives has helped make the Company the largest publisher of official bar association directories nationwide.

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

BUSINESS STRATEGY: PAST, PRESENT AND FUTURE

         During 1998, PCNA was successful in reducing overhead, implementing new directory programs, eliminating unprofitable directories from its publication schedule, and strengthening its management team primarily by the hiring of Bill Wrigley (see page 3) who became Chief Operating Officer in August 1998 and who led efforts that resulted in a significant improvement of the Company's operating results beginning in the fourth quarter of 1998.

         The Company's plans for 1999 include the creation of an Internet portal, online vendor directory, online legal store, and online attorney to attorney and public to attorney referral services. (A portal refers to a site or location on the Internet that is designed with the intent of attracting usage as an initial entrance or gateway for browsing the Internet.) The Company announced in January 1999 that it had entered into a strategic alliance with Photobooks, Inc. of Atlanta, Georgia, to produce its new portal and vendor directory. This arrangement has allowed the Company to enter the online publishing arena with minimal overhead and risk because the Company does not have to hire and maintain staff, dedicate facilities, purchase certain hardware, and contract third-party data communication services (e.g, T1 phone lines), all of which is provided by Photobooks. Additionally, remuneration payable to Photobooks is contingent upon revenues realized by the Company. The Company shall continue to partner with other companies and associations that will enable it to become a successful Internet publishing

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

company targeted towards the legal profession. No assurances can be given that the Company's Internet venture will be successful.

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

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

                                    High             Low
                                    ----             ---
1997     First Quarter              6 1/8            1 15/16
         Second Quarter             3 1/2            2 3/8
         Third Quarter              5 1/4            2 5/8
         Fourth Quarter             4                1 5/8

1998     First Quarter              2 1/4            31/32
         Second Quarter             1 1/2            11/16
         Third Quarter              1 1/16           5/8
         Fourth Quarter             1 1/16           7/8

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

         SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS

         During the past three years, the following persons and entities acquired shares of Common Stock and other securities from the Company as set forth in the table below:

                                                       Class of                     Amount of
                                        Date           Securities             Securities Sold       Consideration
                                        ---------      ------------------     ---------------       -------------
James M. Koller                         1/29/97        Common Stock                     5,000             $11,233
                                                                                                     Compensation
                                                                                                   as an employee
Christopher J. Maikisch                 1/29/97        Common Stock                     1,900              $4,305
                                                                                                     compensation
                                                                                                   as an employee
Yellow Magic, Inc.                      1/29/97        Common Stock                    10,400             $33,950
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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------
         In considering the Company's results of operations for the years ended December 31, 1998 and 1997, it is very important to understand the separate results of PCNA and CDP. The following table provides those results:

                                               One year  ended                         One year ended
                                              December 31, 1998                       December 31, 1997
                                      PCNA          CDP*   Consolidated        PCNA          CDP*     Consolidated
                                  ---------------------------------------------------------------------------------
Net sales                          $6,371,014            -    $6,371,014     $5,925,201  $3,693,757     $9,618,958
Costs and expenses:
     Production                     1,541,078            -     1,541,078      1,725,441   1,062,613      2,788,054
     Marketing and selling          3,234,349     $158,227     3,392,576      2,860,221     933,653      3,793,874
     Royalties                              -            -             -              -     513,211        513,211
     Depreciation                     150,684       10,899       161,583        150,451       9,536        159,987
     Amortization                      66,835            -        66,835         76,020           -         76,020
     General and administrative     1,600,509      235,567     1,836,076      1,965,326     728,297      2,693,623
                                  ----------------------------------------------------------------------------------
                                    6,593,455      404,693     6,998,148      6,777,459   3,247,310     10,024,769
                                  ----------------------------------------------------------------------------------
Income (loss) from operations        (222,441)    (404,693)     (627,134)      (852,258)    446,447       (405,811)
Other income (expense)                 65,520      (32,683)       32,837        123,711     (14,142)       109,569
Loss on sale of CDP                         -     (220,744)     (220,744)             -           -              -
                                  ----------------------------------------------------------------------------------
Income (loss) before taxes           (156,921)    (658,120)     (815,041)      (728,547)    432,305       (296,242)
Provision for income taxes                  -       70,296        70,296              -      50,000         50,000
                                  ----------------------------------------------------------------------------------
Net income (loss)                   $(156,921)   $(728,416)    $(885,337)     $(728,547)   $382,305      $(346,242)
                                  ==================================================================================

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

         The following table sets forth the Company's results of operations for the quarters ended December 31, 1998 and 1997, showing the results of PCNA and CDP separately:

                                                     Three months ended                 Three months ended
                                              Dec. 31, 1998      Dec. 31, 1997           December 31, 1997
                                                  PCNA           Consolidated         PCNA               CDP
                                        -------------------------------------------------------------------------
Net sales                                      $1,451,350         $4,274,301        $950,519          $3,323,783
Income (loss) from operations                      $4,129           $110,063       $(610,140)           $720,203
Net income (loss)                                 $20,264            $59,167       $(607,768)           $666,935

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

RESULTS OF OPERATIONS (CONTINUED)
---------------------
         As is apparent in the tables above, the results for both fiscal years and for the fourth quarter of 1997 were significantly affected by the results of CDP. The results for 1997 do not include a $540,278 loss that CDP incurred in the first half of 1997, prior to the Company's acquisition of CDP. Conversely, in 1998 the Company recognized no revenues and $728,416 of expenses relating to the operations and the sale of CDP. The 1997 results for PCNA and CDP include a $30,000 per month management fee and overhead allocation by PCNA to CDP; the management fee was forgiven when the Company sold CDP.

         During 1998 PCNA endeavored to reduce overhead and improve efficiencies in all areas of operations. The following table shows PCNA's costs and expenses (excluding CDP) for 1998 and 1997 expressed as a percentage of sales:

                                                      Year ended December 31,
                                                      1998               1997
                                                     -------------------------
        Net sales                                     100.0%           100.0%
        Costs and expenses:
             Production                                24.2%            29.1%
             Marketing and selling                     50.8%            48.3%
             Depreciation                               2.4%             2.5%
             Amortization                               1.0%             1.3%
             General and administrative                25.1%            33.2%
        Loss from operations                           (3.5)%          (14.4)%

         PCNA's production operations were overhauled during late 1997 and in 1998. As a result, production expenses were reduced in 1998 from 1997 by $184,000, or 4.9% as a percentage of the respective revenues. Most of the savings, approximately $120,000, was in payroll and related taxes. Most of the balance was third-party costs. The Company believes that it should realize more savings in third-party costs in 1999 as a result of its Directory Participation Program (DPP) (See Item 1. Business - General) which usually reduces the quantity of directories which must be printed.

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

         PCNA's general and administrative (G&A) expenses decreased $365,000 to 25.1% of revenues in 1998 from 33.2% of revenues in 1997. PCNA's G&A expenses in 1997 were reduced by the allocation of $180,000 to CDP of a management fee and overhead allocation; therefore, PCNA's actual decrease in G&A expenses in 1998 from 1997 was $545,000. Bad debt expense was reduced $240,000 to 5.6% of revenues in 1998 from 10.1% in 1997. G&A payroll and related taxes were reduced by approximately $110,000. Expense for certain professional services other than legal and accounting was reduced by approximately $100,000 in 1998.

         Other income of PCNA is generally investment income net of interest expense on the Company's mortgage. PCNA's other income was approximately $58,000 lower in 1998 than in 1997 primarily due to the $1,100,000 loaned by the Company to CDP for CDP's working capital needs during the first half of the year, and the approximately $786,000 used by the Company to purchase treasury stock.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

SALE OF CDP
-----------

         In response to PCNA's losses, which were expected to continue at least through the third quarter of 1998, the Company elected to take action to improve its liquidity. Continued consolidation with CDP put the Company at risk of not meeting at September 30, 1998 the minimum listing requirement for net tangible assets which Nasdaq adopted in August 1997. Accordingly, on April 2, 1998 the Board of Directors of the Company approved a resolution to sell CDP to an investment group (the Acquiror) headed by the two former shareholders (and current management) of CDP. On April 14, 1998 a definitive agreement was signed and the transaction was completed on June 10, 1998. The Company received approximately $1,400,000 in cash, which included repayment of $1,100,000 of operating loans to CDP. The Company also received back the 750,000 shares of its common stock that it had issued as part of the merger consideration. In addition, the Company received a $100,000 promissory note due upon the earlier of the Acquiror's initial public offering (IPO) or December 15, 1999; and the Company received $200,000 of preferred stock of the Acquiror which is convertible into $1,000,000 of the Acquiror's common stock upon completion of an IPO.

         The Company recorded a loss of $220,744 on the sale of CDP, primarily due to the decrease in the value of the stock consideration between the time it was issued and returned to the Company. The Company also incurred $70,296 of expense, primarily related to state taxes, in connection with the transaction.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 1998 the Company had $2,331,633 in cash and equivalents, compared to December 31, 1997 when the Company had $1,710,304 in cash and equivalents and $1,007,050 in U.S. Treasury securities. The primary reason for the reduction in liquidity was the Company's purchase of treasury stock. The Company purchased 855,300 shares of its common stock in open market and private transactions during 1998 for approximately $786,000 or $0.92 per share.

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

         The Company's principal debt is a mortgage relating to its land and building purchased in September 1996 for use as its corporate headquarters. The balance due on the mortgage as of December 31, 1998 was $693,333. The Company is required pursuant to the mortgage to meet a certain financial ratio which generally can not be met in the case of a net loss. The Company did not comply with this ratio at December 31, 1998 and the mortgagor granted a waiver. The Company believes that its financial condition, especially its cash position, at December 31, 1998 was considered in granting the waiver. At December 31, 1998 the Company's investment in the land and building was approximately $1,015,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Financial Statements.

         Based on current cash balances and the Company's anticipated results of future operations, the Company believes that it has sufficient cash resources to fund its operations for at least the next twelve months.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

EARNINGS PER SHARE
------------------

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

FORWARD-LOOKING STATEMENTS
--------------------------

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

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

ITEM 7.   FINANCIAL STATEMENTS






                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
             WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                                    CONTENTS


Report of Independent Certified Public Accountants.........................17

Consolidated Financial Statements

Consolidated Balance Sheets................................................18
Consolidated Statements of Operations......................................19
Consolidated Statements of Shareholders' Equity............................20
Consolidated Statements of Cash Flows......................................21
Notes to Consolidated Financial Statements.................................23

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998





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

ERNST & YOUNG LLP

Orlando, Florida
March 3, 1999

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31
ASSETS                                                                                  1998             1997
                                                                                ------------------------------------
Current assets:
   Cash and cash equivalents                                                       $ 2,331,633       $ 1,710,304
   Available-for-sale securities                                                          --           1,007,050
   Accounts receivable, less allowance for doubtful accounts of $179,859
     and $414,693 in 1998 and 1997, respectively                                       328,045         1,308,884
   Directories in progress                                                             344,805           463,414
   Other current assets                                                                109,779            65,010
                                                                                   -----------       -----------
Total current assets                                                                 3,114,262         4,554,662

Property and equipment, net                                                          1,318,089         1,481,549
Goodwill, net                                                                             --           1,898,680
Investment in College Directory Publishing Corporation                                 200,000              --
Other assets                                                                           248,663           116,786
                                                                                   -----------       -----------
Total assets                                                                       $ 4,881,014       $ 8,051,677
                                                                                   ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   214,861       $ 1,013,787
   Accrued expenses                                                                    181,629           552,529
   Income taxes payable                                                                 70,296            50,000
   Deferred revenue                                                                    948,353           894,109
   Capitalized leases                                                                     --               5,358
   Mortgage payable                                                                     53,333            53,333
                                                                                   -----------       -----------
Total current liabilities                                                            1,468,472         2,569,116

Capitalized leases payable after one year                                                 --              10,717
Mortgage payable after one year                                                        640,000           693,333
                                                                                   -----------       -----------
Total liabilities                                                                    2,108,472         3,273,166

Commitments and contingencies

Shareholders' equity:
   Common shares, no par value:
     15,000,000 shares authorized; 4,871,900 shares issued in 1998; 4,869,900
     shares issued and outstanding in 1997                                           5,831,448         5,834,698
   Unrealized loss on available-for-sale securities                                       --              (3,033)
   Accumulated deficit                                                              (1,923,074)       (1,037,737)
   Unearned compensation, net                                                           (6,348)          (15,417)
   Treasury stock; 1,605,300 shares at cost                                         (1,129,484)             --
                                                                                   -----------       -----------
Total shareholders' equity                                                           2,772,542         4,778,511
                                                                                   -----------       -----------
Total liabilities and shareholders' equity                                         $ 4,881,014       $ 8,051,677
                                                                                   ===========       ===========

SEE ACCOMPANYING NOTES

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                                  1998              1997
                                                           ------------------------------------
Net sales                                                    $  6,371,014       $  9,618,958

Costs and expenses:
   Production                                                   1,541,078          2,788,054
   Marketing and selling                                        3,392,576          3,793,874
   Royalties                                                         --              513,211
   Depreciation                                                   161,583            159,987
   Amortization                                                    66,835             76,020
   General and administrative                                   1,836,076          2,693,623
                                                             ------------       ------------
                                                                6,998,148         10,024,769
                                                             ------------       ------------
Loss from operations                                             (627,134)          (405,811)

Other income                                                       32,837            109,569
Sale of subsidiary                                               (220,744)              --
                                                             ------------       ------------
Loss before income tax expense                                   (815,041)          (296,242)

Income tax expense                                                 70,296             50,000
                                                             ------------       ------------
Net loss                                                     $   (885,337)      $   (346,242)
                                                             ============       ============

Net loss per common share--basic                             $       (.21)      $       (.08)
                                                             ============       ============
Shares used in computation of net loss per share--basic         4,125,097          4,366,431
                                                             ============       ============


SEE ACCOMPANYING NOTES.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   UNREALIZED
                                    COMMON            GAIN        ACCUMULATED      UNEARNED     TREASURY
                                     STOCK           (LOSS)         DEFICIT      COMPENSATION    STOCK           TOTAL
                                --------------------------------------------------------------------------------------------
Balance at January 1, 1997         $5,137,565      $(13,024)    $   (691,495)     $(35,521)  $            -    $4,397,525
   Issuance of restricted
     common stock for
      acquisition                     687,500             -                -             -                -       687,500
   Issuance of common stock            15,633             -                -             -                -        15,633
   Forfeiture of common
      stock grants                    (13,500)            -                -        13,500                -             -
   Unrealized holding gain on
     available-for-sale
     securities, net of loss                -         9,991                -             -                -         9,991
   Restricted stock granted             7,500             -                -        (7,500)               -             -
   Amortization of unearned
     compensation                           -             -                -        14,104                -        14,104
   Net loss                                 -             -         (346,242)            -                -      (346,242)
                                --------------------------------------------------------------------------------------------
Balance at December 31, 1997        5,834,698        (3,033)      (1,037,737)      (15,417)               -     4,778,511
   Return of restricted
     common stock upon sale
     of subsidiary                          -             -                -             -         (343,750)     (343,750)
   Forfeiture of common stock
     grants                            (6,250)            -                -         6,250                -             -
   Gain on available-for-sale
     securities, net of loss                -         3,033                -                              -         3,033
   Restricted stock granted             3,000             -                -        (3,000)               -             -
   Amortization of unearned
     compensation                           -             -                -         5,819                -         5,819
   Acquisition of common stock
     for treasury                           -             -                -             -         (785,734)     (785,734)
   Net loss                                 -             -         (885,337)            -                -      (885,337)
                                --------------------------------------------------------------------------------------------
Balance at December 31, 1998       $5,831,448   $         -      $(1,923,074)    $  (6,348)     $(1,129,484)   $2,772,542
                                ============================================================================================

SEE ACCOMPANYING NOTES.

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1998              1997
                                                                                ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $  (885,337)    $  (346,242)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       228,418         236,007
     Accretion of unearned compensation                                                    5,819          14,104
     Bad debt expense                                                                    356,548         773,539
      Common stock issued as compensation                                                      -          15,633
     Gain on sale of securities                                                          (13,971)        (53,769)
     Loss on sale of subsidiary                                                          220,744               -
     Changes in assets and liabilities, net of sale (acquisition in 1997) of subsidiary:
         Decrease (increase) in accounts receivable                                      358,339      (1,847,957)
         Increase in directories in progress                                            (649,713)         (9,281)
         Decrease in refundable income taxes                                                   -          72,068
         Increase in other assets                                                       (105,175)       (122,658)
         (Decrease) increase in accounts payable                                        (725,229)        717,593
         Increase in income taxes payable                                                 70,296          50,000
         Increase (decrease) in deferred revenue                                         747,330          (4,933)
         (Decrease) increase in accrued expenses                                        (150,266)         92,623
                                                                                ------------------------------------
Net cash used in operating activities                                                   (542,197)       (413,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of subsidiary, net of cash balances                                               1,072,152               -
Acquisition of subsidiary, net of cash balances                                                -        (394,950)
Contingent consideration paid relating to 1997 acquisition of subsidiary                 (14,256)              -
Purchases of available-for-sale securities                                                     -      (1,375,790)
Sales of available-for-sale securities                                                 1,024,000       2,910,000
Purchases of property and equipment                                                      (77,116)       (271,591)
                                                                                ------------------------------------
Net cash provided by investing activities                                              2,004,780         867,669

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of capital lease obligation                                                     (2,187)         (1,590)
Repayment of bank debt acquired in subsidiary acquisition                                      -        (450,000)
Repayment of mortgage principal                                                          (53,333)        (53,333)
Purchase of treasury stock                                                              (785,734)              -
                                                                                ------------------------------------
Net cash used in financing activities                                                   (841,254)       (504,923)
                                                                                ------------------------------------

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-KSB/A - DECEMBER 31, 1998

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1998              1997
                                                                                ------------------------------------

Net increase (decrease) in cash and cash equivalents                                     621,329         (50,527)
Cash and cash equivalents at beginning of year                                         1,710,304       1,760,831
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                              $2,331,633      $1,710,304
                                                                                ====================================

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
    Interest                                                                          $   58,676      $   79,007
                                                                                ====================================

Supplemental noncash investing and financing activities:
    Noncash consideration received from sale of subsidiary                            $  643,750      $        -
                                                                                ====================================

    Exchange of advertising for machinery and equipment                               $    7,504      $    9,025
                                                                                ====================================

    Exchange of advertising for supplies                                              $   30,944      $   29,578
                                                                                ====================================

    Acquisition of business by issuance of common stock                               $        -      $  687,500
                                                                                ====================================

    Acquisition of property and equipment by capital leases                           $        -      $    7,594
                                                                                ====================================



SEE ACCOMPANYING NOTES.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

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

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1997, approximately $2,285,000 and $1,251,000, respectively, of the Company's cash equivalents was in money-market funds. The remaining balances relate primarily to funds held in checking accounts.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

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

2. AVAILABLE-FOR-SALE SECURITIES

The Company had no available-for-sale securities at December 31, 1998. Available-for-sale securities and the related gross unrealized gains and losses at December 31, 1997 were as follows:

                                                      DECEMBER 31, 1997
                                 --------------------------------------------------------------
                                                     GROSS          GROSS          ESTIMATED
                                                   UNREALIZED     UNREALIZED         FAIR
                                       COST          GAINS          LOSSES           VALUE
                                 --------------------------------------------------------------
U.S. Treasury securities            $  976,063      $22,987        $      -       $  999,050
Equity securities                       34,020            -         (26,020)           8,000
                                 --------------------------------------------------------------
                                    $1,010,083      $22,987        $(26,020)      $1,007,050
                                 ==============================================================


                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   DECEMBER 31
                                             1998              1997
                                          ---------------------------------
     Land                                   $   255,000      $   255,000
     Building                                   760,387          760,387
     Machinery and equipment                    640,104          706,212
     Office furniture and equipment              87,106           92,697
                                          ---------------------------------
                                              1,742,597        1,814,296
     Less accumulated depreciation             (424,508)        (332,747)
                                          ---------------------------------
                                             $1,318,089       $1,481,549
                                          =================================

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

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense is as follows:

                                                               DECEMBER 31
                                                            1998        1997
                                                       -------------------------
    Income taxes computed at the federal statutory
       rate of 34%                                       $(277,114)  $(100,722)
    State income taxes, net of federal benefit              79,166      24,993
    Goodwill amortization                                   14,733      16,525
    Officers life insurance                                    370       6,527
    Write-off of goodwill on sale of subsidiary            643,193           -
    Other--net                                             (39,847)      4,606
    Change in valuation allowance                         (350,205)     98,071
                                                       -------------------------
    Total                                                $  70,296   $  50,000
                                                       =========================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES (CONTINUED)

The components of the deferred income tax asset and liability are as follows:

                                                             DECEMBER 31
                                                       1998           1997
                                                     --------------------------
         Deferred tax assets:
            Allowance for doubtful accounts            $  67,681     $ 156,049
            Net operating loss carryforward              180,563       290,820
            Unearned compensation                          9,652         7,463
            Accounts payable                                   -        23,366
            Accrued expenses                               1,320        77,328
            Deferred revenue                                   -       123,786
            Tax credits                                    1,796             -
            Other                                            245             -
                                                     --------------------------
         Total deferred tax assets                       261,257       678,812
                                                     --------------------------
         Deferred tax liabilities:
            Prepaid expenses                              (2,522)       (1,453)
            Property and equipment                        (4,031)      (25,576)
            Accounts receivable                                -       (46,394)
            Directories in progress                     (129,750)     (119,886)
            Other                                              -       (10,344)
                                                     --------------------------
         Total deferred tax liabilities                 (136,303)     (203,653)
                                                     --------------------------
         Valuation allowance                            (124,954)     (475,159)
                                                     --------------------------
         Total                                         $       -     $       -
                                                     ==========================

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

At December 31, 1998 the Company leases office space under an operating lease expiring in September 2000. Approximate future minimum lease payments are:

         Year ending December 31:
            1999                                                $51,422
            2000                                                 33,240
                                                           ================
         Total minimum future rental payments                   $84,662
                                                           ================

For the years ended December 31, 1998 and 1997, total rental expenses were $202,432 and $135,896, respectively.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The mortgage is secured by assets with a carrying value of approximately $1,306,000 at December 31, 1998.

The mortgage becomes due for the year ending December 31 as follows:

        1999                                               $ 53,333
        2000                                                 53,333
        2001                                                 53,333
        2002                                                 53,333
        2003                                                 53,333
        Thereafter                                          426,668
                                                       ---------------
                                                           $693,333
                                                       ===============

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

7. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. The Company issued an aggregate of 750,000 shares of its common stock and paid $300,000 to CDP's two stockholders. Up to 250,000 of the shares were subject to cancellation if CDP's net pre-tax income did not aggregate at least $1,875,000 over a three-year period commencing January 1, 1997. Additionally, the two former stockholders of CDP were entitled to each receive 12-1/2% of CDP's net pre-tax income for each of the three fiscal years beginning January 1, 1997 which would be accounted for as additional costs of the acquired assets and amortized over the remaining life of the assets.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC. (CONTINUED)

                                                       YEAR ENDED
         Unaudited                                 DECEMBER 31, 1997
                                                   -----------------

         Net sales                                     $9,642,934
                                                   =================

         Net loss                                     $ (886,520)
                                                   =================

         Net loss per common share--basic                $ (0.20)
                                                   =================

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes option activity in 1998 and 1997:

                                                          EXERCISE PRICE     WEIGHTED AVERAGE
                                             SHARES           RANGE           EXERCISE PRICE
                                         --------------------------------------------------------
Outstanding at January 1, 1997                 121,500     $2.75-$6.25              $5.35
   Granted                                     202,100      1.88-2.63                2.24
   Granted                                      51,500      2.88-3.50                3.09
   Granted                                      50,000         5.50                  5.50
   Forfeited                                   (18,500)     2.63-2.75                2.69
   Forfeited                                   (10,000)        6.25                  6.25
                                         --------------------------------------------------------
Outstanding at December 31, 1997               396,600      1.88-6.25                3.59
   Granted                                     259,550         1.00                  1.00
   Forfeited                                   (35,500)        1.00                  1.00
   Forfeited                                   (55,000)        1.88                  1.88
   Forfeited                                   (45,000)     2.63-3.50                2.86
   Forfeited                                   (23,500)        5.50                  5.50
                                         --------------------------------------------------------
Outstanding at December 31, 1998               497,150     $1.00-$6.25              $1.27
                                         ========================================================
Exercisable at December 31, 1997                92,320     $1.88-$2.75              $2.17
                                                 7,500      2.88-3.13                3.03
                                                55,600      5.50-6.25                5.70
                                         --------------------------------------------------------
                                               155,420     $1.88-$6.25              $3.47
                                         ========================================================
Exercisable at December 31, 1998               164,950        $1.00                 $1.00
                                                24,000      2.38-2.75                2.49
                                                14,600      5.50-6.25                5.76
                                         --------------------------------------------------------
                                               203,550     $1.00-$6.25              $1.52
                                         ========================================================

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share for the years ended December 31, 1998 and 1997 are as follows:
                                                1998              1997
                                           -------------------------------
    Pro forma net loss                       $(974,176)        $(534,115)
                                           ===============================
    Pro forma net loss per share--basic      $   (0.24)        $   (0.12)
                                           ===============================

RESTRICTED STOCK

The Company granted 3,000 restricted shares of its common stock in 1997 to one of its directors and 3,000 such shares were granted to another of its directors in 1998. The number of shares and related value used in computing unearned compensation, which is shown as a separate component of shareholders' equity in the balance sheet, are as follows:

                                                  MARKET VALUE    TOTAL MARKET
                                                  PER SHARE AT      VALUE AT
                                        SHARES     GRANT DATE      GRANT DATE
                                      ----------------------------------------
Outstanding at January 1, 1997           9,000     $2.75-$6.25       $45,750
   Granted                               3,000        2.50             7,500
   Forfeited                            (2,000)       2.75            (5,500)
   Forfeited                            (2,000)       6.25           (12,500)
                                      ----------------------------------------
Outstanding at December 31, 1997         8,000      2.50-6.25         35,250
   Granted                               3,000        1.00             3,000
   Forfeited                            (1,000)       6.25            (6,250)
                                      ----------------------------------------
Outstanding at December 31, 1998        10,000     $1.00-$6.25       $32,000
                                      ========================================

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                                      1998              1997
                                                                                ------------------------------------
Numerator:
   Net loss from continuing operations                                               $ (885,337)      $ (346,242)
                                                                                ------------------------------------
   Numerator for basic loss per share--loss available to common stockholders           (885,337)        (346,242)

   Effect of dilutive securities:                                                             -                -
                                                                                ------------------------------------
     Numerator for diluted loss per share--loss available to common stockholders
       after assumed conversions                                                       (885,337)        (346,242)

Denominator:
   Denominator for basic loss per share--weighted-average shares                       4,125,097        4,366,431
                                                                                ------------------------------------

Net loss per common share                                                        $       (0.21)   $       (0.08)
                                                                                ====================================

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

--------------------------------------------------------------------------------

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

             Exhibit
               No.
               ---

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on December 10, 1999 by the undersigned, thereunto duly authorized.

                                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.


                                  /s/  Peter S. Balise
                                  -------------------------------------
                                  President and Chief Executive Officer



                                  /s/  James M. Koller
                                  -------------------------------------
                                  Chief Financial Officer
                                  (Principal financial officer and
                                   chief accounting officer)

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-KSB/A - DECEMBER 31, 1998

                                    EXHIBITS

                                Index to Exhibits

Exhibit
  No.
  ---

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