Form 10QSB/A
period 1999-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 1999-12-14
CIK 1010615

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-QSB/A


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
                                                       [X] Yes     [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                Outstanding at December 10, 1999
---------------------------                     --------------------------------
Common Stock:  no par value                                 3,290,720


Transitional Small Business Disclosure Format (check one):   [_] Yes     [X] No

================================================================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
                  as of June 30, 1999 (unaudited) and December 31, 1998       3

         Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999
                  and 1998 (unaudited)                                        4

         Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1999 and 1998
                  (unaudited)                                             5 - 6

         Notes to unaudited consolidated interim financial statements     7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
                  Condition and Results of Operations                   10 - 15


                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Securities Holders               16

ITEM 5.  Other Information                                              16 - 17

ITEM 6.  Exhibits and Reports on Form 8-K                                    18


                  Exhibit 27 - Financial data schedule

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


                           CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,            DECEMBER 31,
                                                                1999                  1998
                                                             --------------------------------
ASSETS                                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents                               $2,087,341            $2,331,633
     Accounts receivable, less allowance for doubtful
          accounts of $187,792 at June 30, 1999
          and $179,859 at December 31, 1998                     243,632               328,045
     Directories in progress                                    200,049               344,805
     Other current assets                                       208,986               109,779
                                                             --------------------------------
Total current assets                                          2,740,008             3,114,262

Property and equipment, net                                   1,269,398             1,318,089
Investment in College Directory Publishing Corporation          200,000               200,000
Other assets                                                    162,816               248,663
                                                             --------------------------------
Total assets                                                 $4,372,222            $4,881,014
                                                             ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $151,880              $214,861
     Accrued expenses                                           175,547               181,629
     Income taxes payable                                           ---                70,296
     Deferred revenue                                           531,101               948,353
     Mortgage payable                                            53,333                53,333
                                                             --------------------------------
Total current liabilities                                       911,861             1,468,472

Mortgage payable after one year                                 613,334               640,000
                                                             --------------------------------
Total liabilities                                             1,525,195             2,108,472

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 4,902,700 shares
          issued at June 30, 1999; 4,871,900 shares
          issued at December 31, 1998                         5,878,496             5,831,448
     Accumulated deficit                                     (1,868,250)           (1,923,074)
     Unearned compensation, net                                  (4,517)               (6,348)
     Treasury stock, at cost; 1,634,300 shares at June 30,
          1999; 1,605,300 shares at December 31, 1998        (1,158,702)           (1,129,484)
                                                             --------------------------------
Total shareholders' equity                                    2,847,027             2,772,542
                                                             --------------------------------
Total liabilities and shareholders' equity                   $4,372,222            $4,881,014
                                                             ================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,       JUNE 30,              JUNE 30,
                                              1999                  1998           1999                  1998
                                           --------------------------------     --------------------------------
Net sales                                  $1,446,711            $1,738,179     $2,874,978            $3,695,912

Costs and expenses:
     Production                               331,540               407,200        664,269               853,961
     Marketing and selling                    626,718             1,001,798      1,250,024             2,066,941
     Depreciation                              32,020                44,305         65,178                89,785
     Amortization                               5,827                25,072         12,007                55,974
     General and administrative               436,273               468,909        851,452             1,069,241
                                           --------------------------------     --------------------------------
                                            1,432,378             1,947,284      2,842,930             4,135,902
                                           --------------------------------     --------------------------------
Income (loss) from operations                  14,333              (209,105)        32,048              (439,990)

Interest income, net of expense                14,379                13,152         24,980                 5,186
Loss from sale of subsidiary                      ---              (220,744)           ---              (220,744)
                                           --------------------------------     --------------------------------
Income (loss) before provision
     for income taxes                          28,712              (416,697)        57,028              (655,548)

Provision for income taxes                     (2,204)              (70,296)        (2,204)              (70,296)
                                           --------------------------------     --------------------------------

Net income (loss)                          $   26,508           ($  486,993)    $   54,824           ($  725,844)
                                           ================================     ================================

Net income (loss) per common share
     Basic                                 $     0.01           ($     0.10)    $     0.02           ($     0.15)
                                           ================================     ================================
     Diluted                               $     0.01           ($     0.10)    $     0.02           ($     0.15)
                                           ================================     ================================

Shares used in computing net income
     (loss) per share
     Basic                                  3,263,949             4,707,012      3,258,810             4,785,339
                                           ================================     ================================
     Diluted                                3,462,418             4,707,012      3,445,427             4,785,339
                                           ================================     ================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                                1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES                         --------------------------------
Net income (loss)                                            $   54,824           ($  725,844)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
     Depreciation and amortization                               77,185               145,760
     Accretion of unearned compensation                           1,831                 4,375
     Bad debt expense                                           196,666               206,574
     Proceeds from the exercise of stock options                  4,400                   ---
     Exchange of stock for services                               6,299                   ---
     Gain on sale of securities                                     ---               (17,744)
     Loss from sale of CDP                                          ---               220,744
     Changes in assets and liabilities (in 1998,
          net of sale of CDP):
          (Increase) decrease in accounts receivable           (109,853)              434,994
          Decrease (increase) in directories in progress        144,756              (611,329)
          Increase in other assets                              (25,367)             (162,447)
          Decrease in accounts payable                          (29,031)             (650,738)
          Decrease in accrued expenses                           (6,082)             (125,812)
          (Decrease) increase in income taxes payable           (70,296)               70,296
          (Decrease) increase in deferred revenue              (417,252)              553,530
                                                             --------------------------------
Net cash used in operating activities                          (171,920)             (657,641)


CASH FLOWS FROM INVESTING ACTIVITIES
     Contingent consideration paid relating to
          acquisition of CDP                                        ---               (14,256)
     Sale of CDP, net of cash balance                               ---             1,072,152
     Sale of securities available-for-sale                          ---               444,000
     Purchases of property and equipment                        (16,488)              (68,527)
                                                             --------------------------------
Net cash (used in) provided by investing activities             (16,488)            1,433,369


CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                            (26,666)              (26,667)
     Repayment of capitalized leases                                ---                (2,187)
     Purchase of treasury stock                                 (29,218)              (77,917)
                                                             --------------------------------
Net cash used in financing activities                           (55,884)             (106,771)

Net (decrease) increase in cash and cash equivalents           (244,292)              668,957
Cash and cash equivalents at beginning of period              2,331,633             1,710,304
                                                             --------------------------------
Cash and cash equivalents at end of period                   $2,087,341            $2,379,261
                                                             ================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                                1999                  1998
SUPPLEMENTAL CASH FLOW INFORMATION                           --------------------------------
Interest paid                                                $   25,585            $   30,213
                                                             ================================

Exchange of advertising for supplies                         $   13,754            $    4,076
                                                             ================================

Exchange of advertising for machinery and equipment          $    1,299            $    2,100
                                                             ================================

Non-cash items received from sale of CDP                            ---            $  643,750
                                                             ================================

Reduction of accounts payable by issuance of common stock    $   33,950                   ---
                                                             ================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


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

3.  CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 1999 and December 31, 1998 approximately $2,030,000 and $2,285,000 respectively, of the Company's cash equivalents was in money-market funds. The remaining balances relate primarily to funds held in checking accounts.

4.  ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in bar association directories. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS Number 128, "Earnings Per Share":

                                                              Three months ended June 30,      Six months ended June 30,
                                                                1999              1998          1999              1998
                                                             ----------------------------    ----------------------------
Numerator:
    Net income (loss) from continuing operations             $   26,508       ($  486,993)   $   54,824       ($  725,844)
                                                             ----------------------------    ----------------------------
    Numerator for basic earnings per share - income
      (loss) available to common shareholders                    26,508          (486,993)       54,824          (725,844)

    Effect of dilutive securities                                   ---               ---           ---               ---
                                                             ----------------------------    ----------------------------
      Numerator for diluted earnings per share -
        income (loss) available to common
        shareholders after assumed conversions                   26,508          (486,993)       54,824          (725,844)

Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                                 3,263,949         4,707,012     3,258,810         4,785,339

    Effect of dilutive securities - stock options               198,469               ---       186,617               ---
                                                             ----------------------------    ----------------------------
      Denominator for diluted earnings per share -
        Adjusted weighted-average shares and
        assumed conversions                                   3,462,418         4,707,012     3,445,427         4,785,339

Basic earnings per share                                     $     0.01       ($     0.10)   $     0.02       ($     0.15)
                                                             ============================    ============================
Diluted earnings per share                                   $     0.01       ($     0.10)   $     0.02       ($     0.15)
                                                             ============================    ============================

In computing diluted earnings per share for 1998, options for 228,000 common shares were excluded from the diluted earnings per share computation because their effects would have been antidilutive.

7.   INCOME TAXES

The provision for income taxes in 1998 is comprised primarily of current state income taxes payable related to the sale of CDP.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999

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

                                      Three months ended              Three months ended
                                         June 30, 1998           June 30, 1998     June 30,1999
                                     PCNA              CDP       Consolidated          PCNA
                                  ----------------------------    ----------------------------
Net sales                         $1,738,179                --    $1,738,179        $1,446,711
Costs and expenses:
     Production                      407,200                --       407,200           331,540
     Marketing and selling           908,539        $   93,259     1,001,798           626,718
     Depreciation                     38,667             5,638        44,305            32,020
     Amortization                     25,072                --        25,072             5,827
     General and administrative      347,135           121,774       468,909           436,273
                                  ----------------------------    ----------------------------
                                   1,726,613           220,671     1,947,284         1,432,378
                                  ----------------------------    ----------------------------
Income (loss) from operations         11,566          (220,671)     (209,105)           14,333
Interest income (expense), net        32,913           (19,761)       13,152            14,379
Loss from sale of subsidiary              --          (220,744)     (220,744)               --
                                  ----------------------------    ----------------------------
Income (loss) before taxes            44,479          (461,176)     (416,697)           28,712
Provision for income taxes                --           (70,296)      (70,296)           (2,204)
                                  ----------------------------    ----------------------------
Net income (loss)                 $   44,479       ($  531,472)  ($  486,993)       $   26,508

                                        Six months ended                Six months ended
                                         June 30, 1998           June 30, 1998    June 30, 1999
                                     PCNA               CDP      Consolidated          PCNA
                                  ----------------------------    ----------------------------
Net sales                         $3,695,912               ---    $3,695,912        $2,874,978
Costs and expenses:
     Production                      853,961               ---       853,961           664,269
     Marketing and selling         1,908,714        $  158,227     2,066,941         1,250,024
     Depreciation                     78,886            10,899        89,785            65,178
     Amortization                     55,974               ---        55,974            12,007
     General and administrative      833,674           235,567     1,069,241           851,452
                                  ----------------------------    ----------------------------
                                   3,731,209           404,693     4,135,902         2,842,930
                                  ----------------------------    ----------------------------
Income (loss) from operations        (35,297)         (404,693)     (439,990)           32,048
Interest income (expense), net        37,869           (32,683)        5,186            24,980
Loss from sale of subsidiary             ---          (220,744)     (220,744)              ---
                                  ----------------------------    ----------------------------
Income (loss) before taxes             2,572          (658,120)     (655,548)           57,028
Provision for income taxes               ---           (70,296)      (70,296)           (2,204)
                                  ----------------------------    ----------------------------
Net income (loss)                 $    2,572       ($  728,416)  ($  725,844)       $   54,824

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999

RESULTS OF OPERATIONS (CONTINUED)

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

                                            Three months ended June 30       Six months ended June 30
                                              1999              1998          1999              1998
                                           ----------------------------    ----------------------------
         Net sales                              100.0%            100.0%        100.0%            100.0%
         Costs and expenses:
              Production                         22.9%             23.4%         23.1%             23.1%
              Marketing and selling              43.3%             52.3%         43.5%             51.7%
              Depreciation                        2.2%              2.2%          2.3%              2.1%
              Amortization                        0.4%              1.4%          0.4%              1.5%
              General and administrative         30.2%             20.0%         29.6%             22.6%
                                           ----------------------------    ----------------------------
                                                 99.0%             99.3%         98.9%            101.0%
                                           ----------------------------    ----------------------------
         Income (loss) from operations            1.0%              0.7%          1.1%             (1.0%)

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


RESULTS OF OPERATIONS (CONTINUED)

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

         In early January 1999, a one-time charge to earnings of $6,299 was made relating to the issue of unregistered shares of PCNA common stock to Photobooks. The only continuing fees we are obligated to pay to Photobooks are based upon our receipt of cash from sales in our online vendor directory. In early 1999, PCNA purchased a computer for $2,300 to be used by Photobooks for PCNA's Internet services. In early 1999 the Company purchased the Uniform Resource Locator ("URL") "lawlinks.com;" the cost is being amortized over a five-year period and the quarterly charge is nominal. In April 1999 the Company hired a Vice President of Marketing and Business Development who primarily focuses on the Company's new Internet business. In July 1999 the Company entered into agreements with investor relations consultants to assist the Company in its communications with the investment community, particularly in view of its new Internet business. The Company recognized approximately $35,000 of expense relating to these consultants in the third quarter of 1999. During the first nine months of 1999, the Company has registered other URLs for possible future use at a total cost of approximately $8,000; because use of any or all of these URLs is uncertain and their individual cost is very small, the costs are being expensed as incurred.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had $2,087,341 in cash and cash equivalents compared to $2,331,663 at December 31, 1998. The primary reason for this decrease in liquidity was a decrease in deferred revenues, which are payments made by advertisers prior to publication. This was due primarily to starting certain sales campaigns later than originally scheduled. At this time, management considers the decrease in deferred revenues to be a short-term occurrence which is not indicative of a longer-term trend.

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

         Generally, the goods and services that the Company purchases from its vendors and suppliers are not considered to be directly vulnerable to Year 2000 issues; additionally, these goods and services are not unique and are available to the Company from numerous alternative vendors and suppliers. Reliable telephone service is critical particularly to the Company's sale of advertising in its publications; disruption of telephone service could have a material effect upon the Company's results of operations and, depending on the duration, financial condition. The Company has not yet contacted the printing companies and other large vendors in an effort to assess the compliance of their systems with Year 2000; it intends to make these contacts and assessments before September 30, 1999, well in time to switch to alternative suppliers if necessary. The Company does not believe it is practicable to contact its many thousands of advertising clients with regard to assessing their Year 2000 compliance. No single client

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999

YEAR 2000 CONSIDERATIONS (CONTINUED)

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

         With regard to Year 2000 issues affecting our Internet operations, the Company relies upon third parties to host and operate its websites and provide content for them. Many of these third parties are privately-held and the Company does not have access to reliable information concerning their Year 2000 status. However, the Company relies most heavily upon two third parties which host and operate its websites; they are Value America ("VA") and Photobooks, Inc. ("Photobooks").

         VA is a publicly-owned company and, therefore, disclosures on its status with regard to Year 2000 issues are included in its regular reports to the SEC. It is not considered appropriate to provide those complete disclosures here. The Company understands those disclosures to report, in summary, that VA's ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. To the extent that VA can execute remediation activities on its own accord and to provide contingency plans for possible unsuccessful remediation efforts of third parties upon which it relies, and in consideration of VA's estimated costs for its own remediation efforts, VA does not expect Year 2000 issues to have a significant and negative impact upon its financial condition or results of operations. The Company has not developed a contingency plan if VA encounters unforseen Year 2000 problems and cannot operate the co-branded website or if VA is otherwise affected by the Year 2000. This is because the Company presently is earning only nominal revenues from VA.

         All of the Company's Internet operations through Photobooks utilize recently acquired personal computers and software. Photobooks is a privately-held company and is not required to provide formal disclosure of its Year 2000 status. Photobooks has advised the Company that its Internet activities are all being hosted on a Windows NT platform, which is consistently maintained with the latest updates (software upgrades and any interim service patches) available from Microsoft. Photobooks has a high degree of confidence that there will be no Year 2000 problems in the Internet operations which it maintains for the Company. In reliance upon Photobook's assurances, the Compnay has not created a contingency plan if it encounters Year 2000 problems. Since the Company's Internet revenues currently are derived from the sale of advertising, it is believed that any potential damage can be minimized by replacing Photobooks and extending the term of advertising agreements. Although the Company cannot realistically estimate the total financial loss, it appears it would come from advertisers which do not renew because of the interruption of the Company's online legal vendor directory.

         The Company does not expect that the cost of addressing any Year 2000 issue that is within its control will be a material event or uncertainty that would have a material adverse effect on future operating results or financial
condition.                            14

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999

FORWARD-LOOKING STATEMENTS

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999

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


ITEM 5.  Other Information

         The Company believes that the publications of bar association membership directories has limited growth opportunities. At the same time, the Internet has opened a new opportunity for the Company to provide information, sell advertising and offer goods and services to the legal community and others. In January 1999 the Company entered into a strategic alliance agreement with Photobooks, Inc. by which Photobooks would develop, host and maintain an Internet presence for the Company. At the American Bar Association annual convention on August 3, 1999 the Company introduced its first website at www.lawlinks.com. Lawlinks.com provides in one location at no charge primarily a variety of legal information useful to lawyers as well as to the general public; the intent of the Company is for the legal community to use the site as an initial and regular starting point (i.e, as a portal) for navigating the Internet. The information currently available has been compiled by Photobooks from information contained elsewhere on the Internet and may be viewed from lawlinks.com through links to other websites. Through agreements there are also direct links to the Martindale-Hubbell Lawyer Locator; to FindLaw.com, a leading Internet legal research service; to Emplawyernet.com, an on-line legal search firm containing listings of available law jobs; to Amazon.com, a leading on-line seller of books and other merchandise; and to an AT&T site which makes subscription to certain of AT&T's services available. In November, 1999 a travel agency feature operated by Travelocity, a leading Internet provider of travel services was added. For all airline tickets, cruises, hotels, rental cars and other travel services purchased, the Company will receive a small royalty from Travelocity.

         In addition, there are direct links from lawlinks.com to the Company's other two sites; i.e., its online store, America's Legal Super Store at www.lawmiles.com which also was introduced on August 3, 1999, and to its online directory of experts and vendors selling products and services to the legal community at www.thelegalsource.com, which was introduced on September 9, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999

ITEM 5.  Other Information (continued)

         Initially, revenues are being derived from the sale of advertising in the online legal vendor directory at www.thelegalsource.com. Selling began in late May 1999; however, no revenues were recognized in the quarter ended June 30, 1999 because the site had not yet been released.

         The only website from which e-commerce may be conducted with the user is America's Legal Super Store, at www.lawmiles.com. This site is operated by Value America, Inc. ("VA") based upon a strategic alliance between the Company and VA; the site is co-branded by both companies. As a result of the arrangement, the Company does not have to hire and maintain staff, dedicate facilities, or purchase equipment or inventory, all of which is provided by VA. The Company, because of its relationship with bar associations around the country, can provide a unique avenue of exposure for Value America's online store. The URL www.lawmiles.com will take the user to a VA site where shoppers can choose from business products such as computers, software, office products and supplies, or consumer based products. All e-commerce at www.lawmiles.com is truly between VA and the user; PCNA is not a party, except that PCNA earns royalties from sales that VA obtains through the co-branded site. To protect the user's privacy, VA has incorporated industry-standard secure server software (Secure Socket Layers) into sensitive sections of the store. Technology by RSA Data Security, Inc., a highly recognized brand name for cryptography, is used by Value America to scramble the user's data.

         As of September 30, 1999 the volume of sales in the online store was immaterial. The Company is unable to predict with any reliability possible future royalties but it is not expected that they will become significant relative to the Company's overall revenues. Although the agreements with AT&T, Emplawyernet, and others have provisions for royalties to the Company for sales which these companies may obtain through presence on the Company's sites, the Company did not enter into these agreements for reason of royalties, which are expected to be insignificant, but rather to broaden the content and services available at the Company's sites and thereby attracting greater usage by the legal profession and others. There are no membership fees or other charges for usage of any of the sites.

         In October 1999 in connection with the acquisition of the Internet address Attorneys.com, the Company issued the sellers four-year non-interest bearing promissory notes in the total face amount of $100,000; it also issued to the sellers warrants to purchase 100,000 shares of Attorneys.com, Inc. common stock. Under certain conditions, the sellers have the option to either exercise the warrants or have the notes paid. The amounts payable and the due dates of the notes and the alternative to exercise the warrants vary according to certain future conditions which can not be reliably predicted.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999


ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

                  1.  Exhibit 27 - Financial Data Schedule

         b. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB/A - JUNE 30, 1999



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