Form 10QSB/A
period 1999-06-30
PUBLISHING CO OF NORTH AMERICA INC
filed 2000-02-24
CIK 1010615

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                               FORM 10-QSB/A, No.2


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
                                                       [X] Yes     [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                Outstanding at February 15, 2000
---------------------------                     --------------------------------
Common Stock:  no par value                                 3,433,020


Transitional Small Business Disclosure Format (check one):   [_] Yes     [X] No

================================================================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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
                                                             ================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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
                                           ================================     ================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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
                                                             ================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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
                                                             ================================

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

         Print directory revenues for the third quarter of 1999 are expected to be approximately $200,000 lower than in each of the first two quarters of 1999 primarily due to lower than projected revenues on a first-year unofficial statewide medical directory. Revenues from the Company's new online vendor directory are expected to offset this reduction and third quarter 1999 revenues are expected to be approximately $1,450,000. The Company is able to estimate the third quarter's revenues because most of the advertising sales are complete by the midpoint of a quarter, which is approximately the time this report is filed. Additionally, by the midpoint of a quarter the Company can generally anticipate which directories will be shipped in that quarter. However, operating results for the third quarter can not be estimated practicably or reliably and will not become known until approximately one month after the end of that quarter.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999

YEAR 2000 CONSIDERATIONS (CONTINUED)
------------------------
it intends to make these contacts and assessments before September 30, 1999, well in time to switch to alternative suppliers if necessary. The Company does not believe it is practicable to contact its many thousands of advertising clients with regard to assessing their Year 2000 compliance. No single client represents as much as 1% of the Company's overall revenues; therefore, the Company believes that it would not be materially adversely affected by the impact of Year 2000 upon any individual client.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999


ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits

                  1.  Exhibit 27 - Financial Data Schedule

         b. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                       FORM 10-QSB/A, No.2 - JUNE 30, 1999



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on February 23, 2000 by the undersigned, thereunto duly authorized.


                               THE PUBLISHING COMPANY OF NORTH AMERICA, INC.


                               /s/ James M. Koller
                               -----------------------------------
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)