Form 10QSB/A
period 1999-09-30
PUBLISHING CO OF NORTH AMERICA INC
filed 2000-02-24
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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
                                                                  ===========        ===========

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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
                                         ===========       ===========       ===========       ===========

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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
                                                                           ===========       ===========

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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
                                                                           ===========       ===========



                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



RESULTS OF OPERATIONS (CONTINUED)
---------------------
      Print directory revenues for the fourth quarter of 1999 are expected to be approximately $250,000 lower than in each of the first two quarters of 1999 and somewhat lower than in the third quarter of 1999; this is primarily due to lower than projected revenues on a certain second-year publication. Revenues from the Company's new online vendor directory are expected to partially offset this reduction. This Fall two hurricanes which threatened Central Florida caused us to close for one and one-half days; many on our sales force had to stay home additional days to care for their children due to school closings. Although the resulting loss in sales which affects primarily our fourth quarter can not be reliably determined, we estimate that it was in the mid-five-figures. Internet revenue for the fourth quarter may be less than half of the third quarter volume. This is because Internet advertising is currently being sold only as an add-on to print advertising while throughout the third quarter it had been sold also by a staff dedicated to Internet advertising sales. Also, there will be three months selling time for these sales in the fourth quarter while sales recognized in the third quarter were from selling efforts from late May through September. The Company is currently exploring devoting additional resources to Internet sales for the balance of the fourth quarter; if this occurs, it may increase revenues for the present quarter but adversely impact upon the sales of print directory advertising in the first quarter of 2000. At the time of this report, we expect that fourth quarter 1999 revenues may be approximately $1,300,000 and that we may post a loss which can not be reliably estimated at this time. The Company is able to estimate the fourth quarter's revenues because most of the advertising sales are complete by the midpoint of a quarter, which is approximately the time this report is filed. Additionally, by the midpoint of a quarter the Company can generally anticipate which directories will be shipped in that quarter. However, operating results for the fourth quarter can not be estimated practicably or reliably and will not become known until approximately one month after the end of that quarter.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999
YEAR 2000 CONSIDERATIONS
------------------------
      Many companies will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. We believe we have identified our software applications and hardware and other information technology devices that might be impacted by the Year 2000 issue.

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

      VA is a publicly-owned company and, therefore, disclosures on its status with regard to Year 2000 issues are included in its regular reports to the SEC. We believe that it is not desirable to include those complete disclosures here. We understand those disclosures to report, in summary, that VA's ability to address Year 2000 issues is, to a large extent, dependent upon the remediation activities of third parties. To the extent that VA can execute remediation activities on its own accord and to provide contingency plans for possible unsuccessful remediation efforts of third parties upon which it relies, and

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



YEAR 2000 CONSIDERATIONS (CONTINUED)
------------------------
in consideration of VA's estimated costs for its own remediation efforts, VA does not expect Year 2000 issues to have a significant and negative impact upon its financial condition or results of operations. We have not developed a contingency plan if VA encounters unforseen Year 2000 problems and cannot operate our co-branded website or if VA is otherwise affected by the Year 2000. This is because presently we are only receiving nominal revenues from VA.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999



                           PART II - OTHER INFORMATION


ITEM 5.  Other Information

         Non applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

               1.  Exhibit 27 - Financial Data Schedule

         b. We filed no reports on Form 8-K during the quarter ended September 30, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                        FORM 10-QSB/A - SEPTEMBER 30,1999




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf on February 23, 2000 by the undersigned, thereunto duly authorized.


                                   THE PUBLISHING COMPANY OF NORTH AMERICA, INC.


                                   /s/ James M. Koller
                                   -----------------------------------
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)