Form 10KSB40
period 1999-12-31
PUBLISHING CO OF NORTH AMERICA INC
filed 2000-03-30
CIK 1010615

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999.
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year, ended December 31, 1999 were $5,515,433.

The aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of March 10, 2000 was $18,322,848.

There were 4,228,033 shares of the registrant's common stock outstanding as of March 10, 2000.
================================================================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 1999 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                      INDEX

                                                                           Page
                                     PART I

Item 1.   Business...........................................................3
Item 2.   Properties.........................................................15
Item 3.   Legal Proceedings..................................................15
Item 4.   Submission of Matters to a Vote of Security Holders................15


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..........16
Item 6.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................19
Item 7.   Financial Statements..............................................25

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................48

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act...48

Item 10. Executive Compensation.............................................48
Item 11. Security Ownership of Certain Beneficial Owners and Management.....48
Item 12. Certain Relationships and Related Transactions.....................48
Item 13. Exhibits and Reports on Form 8-K, Index............................49

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

PART I

ITEM 1.   BUSINESS

GENERAL

         Throughout this document, "we", "us" or "our" shall refer to The Publishing Company of North America, Inc. and, since the time of their formation, our wholly-owned subsidiaries, PCNA Communications Corporation and Attorneys.com, Inc. As of January 1, 1999, we transferred substantially all of our operations to PCNA Communications Corporation; management reviews the consolidated results in its analysis of operations. Unless expressly stated otherwise, this description of the business shall not include the operations of College Directory Publishing, Inc. ("CDP") which we acquired on July 3, 1997 and sold on June 10, 1998.

         We publish the majority of our directories "in-house", contracting the printing and binding to outside firms. In most cases, we assume all costs of publication, including design, layout, printing and binding of our directories. Our management has approximately 90 years of combined experience in publishing print specialty directories. The high quality of the print directories we publish and our commitment to client service have contributed to our penetration in the legal publishing marketplace.

         Historically, we have specialized in publishing free membership directories for bar associations nationwide. A small amount of our revenues (6% in 1998 and 7% in 1999) are derived from the publication of directories for medical associations. We rely upon the sale of advertising within the directories to generate our principal revenues. Under our free directory program, we provide directories for all members of an association, thereby maximizing our printing expense. In the Spring of 1998, we introduced our new directory participation program ("DPP") which is designed to allow attorneys, law firms, courts or bar associations to purchase directories directly from us. Under our directory participation program, we offer participating bar associations the opportunity to share revenue with us from the sale of directories to members. This program results in reducing circulation because not all members purchase the membership directories while at the same time reducing printing costs. Ultimately, we anticipate advertising revenues may be less under this program. However, due to the variety of factors affecting advertising sales, it is not practicable to isolate and quantify the impact this program has had or will have on advertising revenues. Presently, approximately half of the membership directories we publish are for associations that have elected the directory participation program; we continue our free directory programs in cases where we believe we can earn an acceptable margin above our costs.

         Our principal product is the publication of city, county and state bar association print directories throughout the continental United States. Most bar association directories contain a complete listing of member attorneys along with their firm names, addresses, and telephone numbers. They often also contain facsimile numbers, court information and specialized local information which attorneys may require during their course of business.

         Since early 1999 our president and chief executive officer has concentrated the great majority of his time on developing and expanding our new Internet business. In August and September 1999 we launched three websites directed at the legal community. These websites include an online vendor directory business and an online e-commerce business. In 1999 our online vendor directory produced 7% of our overall revenues; revenues from our online e-commerce business was negligible. To date, we have spent only a limited amount of money in marketing and advertising these websites. We recognize that

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

significant sums of money are currently being spent by well-capitalized public and privately-held companies marketing their websites. We do not have significant capital for marketing and advertising our websites.

         In November 1999, we purchased the rights to the Internet address, attorneys.com. For this new website, we are planning to introduce different marketing strategies for our Internet operations later this year. In January 2000, we sold 115,000 shares of our common stock to one of our directors at the then current market price of $2.188 per share, for a total of $251,620. In February 2000, we sold a total of 790,513 shares of our common stock to four investment funds in exchange for $2,000,000. The director and investment funds acquired their common stock for investment, and they did not receive any registration rights. In March 2000, we contracted a leading international management consulting firm to provide comprehensive consulting services relating to the further development and launch of the attorneys.com website later this year. We are engaged in discussions with investment bankers relating to financing to permit us to further our plans. We do not know if these negotiations will be fruitful and if we will ultimately have sufficient capital for these purposes.

         We are a Florida corporation that was organized in September 1993. Our wholly-owned subsidiary, PCNA Communications Corporation, conducts our print directory operations and our online vendor directory business that we launched on September 9, 1999. In February 1999 we organized another wholly-owned subsidiary, Attorneys Online, Inc., which we re-named Attorneys.com, Inc. in November 1999. Assuming we receive shareholder approval at our annual meeting this Spring, we shall change our name to Attorneys.com, Inc. and change the name of our subsidiary back to Attorneys Online, Inc.

ACQUISITION AND SALE OF CDP

         On July 3, 1997 we acquired, through a wholly-owned subsidiary, 100% of the outstanding capital stock of CDP in a tax-free merger. CDP is a Conshohocken, Pennsylvania-based publisher of college and university campus directories. We sold CDP in 1998 for the return of the same consideration paid in its acquisition, repayment of operating loans made to CDP, a $100,000 promissory note, and $200,000 of convertible preferred stock of the acquiror of CDP which is convertible into $1,000,000 of common stock upon certain events. See Note 6 to "Notes to Consolidated Financial Statements."

PRINT DIRECTORIES

         INDUSTRY OVERVIEW

         The specialty publishing market is diverse, consisting of trade journals, newsletters, directories and magazines aimed at specific target markets such as computer users, sports fans, women or men, gun collectors, etc. Print directories, including association directories and yellow page directories, are just one part of the specialty publishing market. Advertisers are increasingly seeking ways to channel their advertising dollars toward specific target markets. Specialty publications, including our bar association directories, offer advertisers the opportunity to advertise their products and services to these target markets.

         LEGAL SPECIALTY MARKET

         Bar directories have long been an important segment of the legal publishing industry. Legal directories are often used by attorneys and their staffs. Nationwide legal directories, such as the Martindale-

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

Hubbell Law Directory ("Martindale-Hubbell"), can assist in searching for attorneys nationwide with specific credentials and expertise.

         While the Martindale-Hubbell directory is an important tool for many attorneys, because of its size it lacks the convenience of a smaller desktop directory. We believe that many attorneys may rely on the information contained in our bar association directories. In the course of their profession, lawyers are required to frequently communicate with other lawyers. Therefore, bar directories meet a need of attorneys. From a lawyer's perspective, a bar directory contains a convenient listing of names, addresses and telephone numbers and often, facsimile numbers of co-counsel, opposing counsel, local courts and judges. Since a bar association directory is often used, the advertising contained in those directories is intended to reach its targeted audience on a regular basis.

OUR BAR DIRECTORIES

         We provide directories to individual bar associations and attorneys nationwide. We derive revenues from the sale of directories as well as the sale of yellow page advertising located after the listing of association members. Advertisers are usually local merchants marketing their goods and services to lawyers in the communities served by the bar association. Participating advertisers include title companies, court reporters, accountants, and office supply companies. Additionally, we market to many attorneys the option of having their own specialty listings in their local directory. These listings, which do not represent a material portion of our revenues, are contained in bar directories published by us and provide a convenient source of referrals for attorneys who need assistance in a given area of the law for their clients.

         We target bar associations with enough members within a localized area so that the potential advertising revenue is expected to exceed direct and indirect publishing costs. While our target market has previously consisted of all bar associations with approximately 300 or more members, in 1998 we began to focus on publishing for state and larger county or city bar associations nationwide. In targeting these bar associations, we use area demographics including the local yellow pages and other local publications to determine if the number of potential advertisers meeting our criteria exist in the community and whether the publication is appropriate for our directory participation program.

         Once we target a bar association for publication of its directory, we use referrals from other clients to assist in obtaining an agreement to publish that directory. As we have grown our business, management has developed business relationships with bar association executives throughout the country. In addition, we use our published bar directories and letters from satisfied bar associations as marketing tools to show prospective new clients.

         Through 1997 our strategy had been to secure market share. However, in 1998 we began to focus more on obtaining publishing agreements that we expected would result in acceptable gross profit margins. In doing so, we voluntarily declined to publish a small number of directories for bar associations we had served in the past. We believe that our revised strategy has contributed to our improved operating results; from the fourth quarter of 1998 through the third quarter of 1999 we operated profitably. We posted a loss in the fourth quarter of 1999 largely due to inadequate print directory advertising revenues. See Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         A very high percentage of the directories we have published to date were contracted by a bar or medical association. In a few cases we have published independent directories. In such cases our demographic analysis provides us incentive to publish independent of a contract from an association. We are planning to expand our publication of these "independent" directories to approximately 16 such

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

directories in 2000. Since we are not bound to the terms of a publishing agreement, we have much greater flexibility with content, design, and schedule. Attorney and other information that we typically include in our directories is legally available from a variety of sources.

         PUBLICATION OF DIRECTORIES

         We have two primary directory programs that we offer to our customers. In 1998 we began our DPP model under which directories are purchased either by the associations or the attorneys themselves. We also operate our traditional free directory program. In 1999, the Company received approximately half of its directory revenues from each program. Our no-cost approach means that we will publish a directory, assuming all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to us.

         The publication of bar directories by us involves a number of stages. First, for official directories we must obtain a contract to publish a directory from a bar association as described above. Once an agreement to publish is obtained, our sales staff solicits advertisements from local businesses that provide goods and services to attorneys in the bar association's community. A proof of all advertising is sent to the customer as well as the bar association to insure that the advertisement placed is both correct and "in good taste."

         As part of the publication process, the association provides us with a complete database of membership and other general information, such as court listings, which the association wants to include in the directory. Many of the directories published by us are pictorial. In these instances, we assist the association in arranging for photographs of its members using unaffiliated photographers. Most graphics for the directory are prepared by our own graphic artists. Once all of the graphics including advertising are completed, we produce a draft of the directory, obtain proof approval from the bar association, and then arrange for printing and binding of the directory by an independent commercial printer. After printing and binding, the directories are distributed to member attorneys in accordance with the terms of the publishing contract. For unofficial directories, we must obtain the information about attorneys from other sources.

         CLIENTS

         We currently publish city, county and state directories nationwide. While city and county bar associations represent the majority of our clients, we made a strategic decision in 1998 to obtain publishing contracts for more state bar associations. In 1999 we published directories for the membership of the State Bar of California, New Hampshire Bar Association, Missouri Bar, Nebraska State Bar Association, North Carolina Bar Association, Ohio State Bar, Rhode Island Bar, and the West Virginia State Bar. As we have grown, we believe that our emerging national presence has given us the credibility to permit us to market our products and services to other state bar associations.

SALES AND ADVERTISING

         We use account executives that specialize in selling advertisements by telephone to businesses that supply support services and products to the legal profession as well as to the general public. We believe that through our in-house sales team, we are better able to maintain quality control and establish a reputation for professionalism. Our management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that we are independent of the bar associations. Advertising in our print directories is contained in a section entitled "Attorney Support

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

Services" and follows a "yellow page" format. We are always evaluating methods to improve our sales efficiencies.

         Advertising sales in our official print directories usually are assisted by a letter of introduction from the bar association stating that we are publishing the official bar association directory. Like other forms of print advertising including newspaper and yellow pages, we offer a variety of possible advertisements including inside cover pages, full and partial pages, business card listings, and simple classified line listings. We require a 50% deposit upon approval by the advertiser of a proof and the balance is payable upon publication. A 5% discount is offered in exchange for full payment upon approval of a proof.

PRINTING

         We are not engaged in the printing of our bar directories; we subcontract this work to independent printing companies. We believe that there is an ample supply of independent printers willing to perform quality printing services for us and that we will not be materially adversely affected by subcontracting our printing services. In doing so, we believe that we avoid the need to invest substantial sums of capital in printing and binding equipment and that we have more flexibility to meet our clients' specialized needs. However, delays by independent contractors over which we have limited or no control could result in a loss of contracts by us from either bar associations or advertisers or both.

BACKLOG

         Our backlog consists primarily of advertising agreements for print directories that have not been published. As of March 1, 2000, our backlog was approximately $1,500,000 as compared to approximately $2,100,000 a year earlier. Implementation of our DPP model together with our elimination of contracts having lower gross profit margins reduced our base of contracts in 1999; we expect that the addition of our new "independent" directories to our publication schedule later in 2000 as described above will help to offset this reduction. Since we recognize revenues when we ship our print directories, we anticipate that all of the March 1, 2000 backlog will be recognized as revenues during the current fiscal year.

SIGNIFICANT CLIENTS

         We rely primarily upon the sale of advertising in our print directories to derive our revenues; directory sales and online advertising sales provide a small portion of overall revenues. In 1999 and 1998 no single directory contained advertising sales comprising 10% or more of our revenues. We do not expect that we would be materially adversely affected should any single association decide not to renew its publication in future years. See also Item
1. Business - Our Bar Directories - Clients.

COMPETITION

         We encounter competition in the acquisition of publishing contracts as well as in advertising sales. Our sales force competes with all forms of media that sell advertising--yellow pages, alternative yellow pages, specialty magazines, newspapers, television, and the Internet, among others.

         The print bar directory market is highly segmented and localized. There are no significant barriers to entry by competitors since these potential competitors can enter our business without substantial capital investment or industry experience. On a national scale, Martindale-Hubbell is the pre-eminent name in the print bar directory business. Martindale-Hubbell's publication is a national directory consisting of a set of

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

25 hardcover volumes. The publication provides detailed information including a rating system for attorneys and law firms and is often used for attorney-to-attorney referrals.

         For print directories covering a limited geographical area, our principal competitor is believed to be Legal Directories Publishing Company ("LDP"), a privately held company located in Dallas, Texas. LDP is believed to have significantly larger revenues than us. LDP publishes state bar directories that it sells directly to attorneys and others who have a need for a state bar directory.

         Other companies, as well as the associations themselves, can publish directories. We believe that, for many bar associations, competition is based upon the perceived ability of the publisher to deliver a quality product on schedule and sometimes upon the percentage of advertising revenues paid to them as a royalty. We believe that we have been successful in the acquisition of bar association contracts due to our directory programs, strong relationships with bar association executives, commitment to customer service, and quality of the directories published. We believe that our commitment and support to the National Association of Bar Executives has helped make us the largest publisher of official bar association directories nationwide.

         We compete in two distinct ways. First, we compete for the award of the contract for an official association directory. Secondly, where competitors such as LDP publish an unofficial directory and we publish the official directory, there is competition to sell advertising and to attract lawyers to acquire the directories. In a limited number of instances where we publish unofficial directories, similar competition exists.

OUR INTERNET BUSINESS

         We announced in January 1999 that we had entered into a strategic alliance with Photobooks, Inc. of Atlanta, Georgia, to produce our new portal and vendor directory. (A portal refers to a site or location on the Internet that is designed with the intent of attracting usage as an initial entrance or gateway for browsing the Internet.) This arrangement allowed us to enter the online publishing arena with minimal overhead and risk because the Company does not have to hire and maintain staff, dedicate facilities, purchase certain hardware, and contract third-party data communication services (e.g, T1 phone lines), all of which is provided by Photobooks. Additionally, remuneration payable to Photobooks is contingent upon revenues realized by us.

         During 1999, we created three new websites designed to serve members of the legal community and others seeking legal information. We introduced the first website, www.lawlinks.com, at the American Bar Association annual convention on August 3, 1999. This website is designed to be our portal. This website consists primarily of a variety of legal information useful to lawyers as well as members of the general public. Photobooks compiles the information on this website from information contained elsewhere on the Internet. This information may be viewed on lawlinks.com or through links to the other websites. There are also direct links to our other two websites as well as to the Martindale-Hubbell Lawyer Locator and FindLaw, a leading Internet legal research service. There is also a link to Emplawyernet.com, on online legal search firm containing listings of available law jobs. In November 1999, we added a travel agency feature to lawlinks.com. This feature is operated by Travelocity.com Inc., a leading Internet provider of travel services. For all airline tickets, cruises, hotels, rental cars and other travel services purchased, we will receive a small royalty or commission from Travelocity. Additionally, lawlinks.com has a link to Amazon.com, Inc., a leading online seller of books and other merchandise where we receive a small royalty from sales. To date, we have not realized any royalty income from Travelocity or Amazon.com. Amazon.com received a United States patent recently on the concept of linking to e-

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

commerce websites and the payment of royalties for sales. Assuming it enforces this patent against us to cover other websites to which we might link our websites, we believe that it will not materially affect our future Internet revenues.

         We launched our second website located at www.lawmiles.com also on August 3, 1999. This website featured our online shopping mall that we called America's Legal Superstore. It was actually operated by Value America, Inc. Except for identifying our brandname and the links to our other websites, this website was identical to Value America's website. As an affiliate program, we receive a commission from Value America based upon Value America's sales through our website. The site has generated only nominal revenues. In late December 1999, Value America announced it was laying off approximately one-half of its employees and refocusing its business by eliminating unproductive product lines. As a result of Value America's failure to provide reports, pay revenues to us and set up the law miles accounts (redeemable for frequent flyer miles) as required by our agreement with Value America, we have commenced an arbitration proceeding against it. We also are seeking recovery for damage to our reputation. Value America has responded to our arbitration action by denying all of our material charges.

         Our third website is www.thelegalsource.com, which is our online vendor directory. We launched this website on September 9, 1999. This website is a comprehensive online directory that features experts and product and service providers to the legal community. It is searchable on either a statewide or local area basis and by category. This website features pull-down menus which permit the user to easily locate the type of expert, product or service desired. We generate revenues on this website from the sale of listings to advertisers. See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As a result of our experience with Value America and the limits we see on revenue growth in our online vendor directory, we are currently refocusing our Internet strategy. Furthermore, in 2000, we are planning to launch a new website at the Internet address www.attorneys.com, which we acquired in November 1999. As described above, we are currently defining the products and services that are to be featured on this new portal. We cannot assure you that any of these efforts will lead to success in expanding our online business.

EMPLOYEES

         At December 31, 1999 we had 100 full-time employees, including our executive officers (compared to 96 last year). Our staff is divided into 12 people in administration, 62 in sales, 10 in sales management and administration, and 16 in production. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                         RISK FACTORS AND UNCERTAINTIES

         An investment in our common stock involves a high degree of risk. Anyone should carefully consider the following risk factors and other information in this Form10-KSB before investing in our common stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and investors may lose part or all of their investment.

         There are forward-looking statements in this report that address matters that include our expectations with regard to our print directory business and our Internet business. In addition to these statements, trend analysis and other information including words such as "seek", "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions are forward-looking statements. We may make other forward-looking statements either orally or in writing in the future. A reader of this Form 10-KSB should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. We do not assume the obligation to update any risk factors or forward-looking statements. The following "Risk Factors" are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

RISKS RELATING TO OUR BUSINESS

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, WE MAY INCUR OPERATING LOSSES

         We recently launched our new Internet business. If our Internet business grows, this growth may place a further strain on our administrative, operational and financial resources and we may again lose money. We have limited management depth, and if we grow substantially in the future, we may not be able to hire the necessary senior and middle management personnel necessary to implement our programs. Following the closing of our initial public offering in the Spring of 1996, our print business grew. However, we encountered operational difficulties and sustained operating losses for a long period of time. For the years ended December 31, 1999 and 1998, we sustained operating losses of $240,653 and $627,134 and net losses of $192,797 and $885,337.

IF WE SUFFER MATERIAL LOSSES IN THE FUTURE OUR STOCK MAY BE DELISTED FROM NASDAQ

         Our stock currently meets Nasdaq listing requirements. If we sustain material losses in the future, there can be no assurance that our stock will meet the criteria for continued listing. If we are unable to satisfy Nasdaq's listing requirements, our stock may be delisted from Nasdaq, reducing our liquidity and our stock price.

BECAUSE WE DEPEND UPON THIRD PARTIES IN BOTH OUR PRINT AND INTERNET BUSINESSES, THEIR FAILURE TO TIMELY AND RELIABLY PROVIDE SERVICES TO US MAY RESULT IN THE LOSS OF REVENUES

         In our print directory business, we subcontract all of the printing of our bar and medical association directories to independent printing companies. If printers delay the delivery of directories, this could have the consequence of causing bar and medical associations, for which we are late in delivering directories, to terminate their agreements with us or of causing advertisers to cancel their media agreements with us and request refunds of prepaid fees. Advertisers who are affected by delays in the delivery of directories, may also decline future print and Internet advertising opportunities with us.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

         Our Internet business is similarly dependent upon third parties to provide all of the content and host and maintain our websites. To the extent that any or all of these third parties fail to meet their obligations to us, existing and prospective advertisers may lose confidence in our ability to attract and maintain a consistent Internet presence. Also, users of our websites would likely not visit our websites. Additionally, problems we encountered with Value America, which operated our e-commerce website, have prevented us from marketing this website to bar associations and their members. Due to these problems with Value America, we do not anticipate future online revenues from it. Moreover, it may reduce our future online revenues from third parties. For a description of the problems we encountered with Value America, see Item 1. Business - Our Internet Business.

WE WILL FACE INTENSE COMPETITION IN ALL ASPECTS OF OUR BUSINESS THAT MAY RESULT IN FUTURE OPERATING LOSSES

         WE FACE COMPETITION FOR CONTRACTS FOR PRINT DIRECTORIES

         We compete for print directory contracts with a number of other publishers of bar membership directories, including LDP, a publisher of state bar directories, and Martindale-Hubbell which publishes what is considered to be the premier legal directory. Martindale-Hubbell is a well-recognized name to lawyers, which gives it an important competitive advantage. If we cannot compete effectively, we may suffer a significant decline in our print directory business in the future.

         OUR NEW ONLINE BUSINESS FACES INTENSE COMPETITION

         In our new online business, we face enormous competition from Internet companies, a few of which are oriented towards the legal market. These competitors are spending substantial sums advertising their websites and developing a brand-name recognition. These companies also have significant other competitive advantages including management depth. Because of our lack of significant assets, we may not be able to compete effectively in our online business. There are low barriers to entry, and competitors can launch new websites at a relatively low cost. We believe that our ability to compete online will be affected, among other factors, by our ability to:

o    develop an online business model which offers attractive features, and

o develop and maintain a sufficiently large base of legal professionals and others who regularly visit our websites.

Please see the risk factors beginning on page 12 that describe the hurdles our Internet business faces.

IF OUR CHIEF EXECUTIVE OFFICER IS NOT AVAILABLE, WE MAY LOSE PRINT DIRECTORY BUSINESS AND BE UNABLE TO ATTRACT FUTURE BUSINESS

         We rely heavily upon Mr. Peter S. Balise, our chief executive officer, in attracting and maintaining print directory agreements with bar and medical associations. If Mr. Balise resigns or is otherwise unavailable, we may be unable to renew existing directory agreements and attract new agreements with bar and medical associations. We believe Mr. Balise's relationships with bar association professionals are an important advantage and that it would be difficult and expensive to replace him.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

RISKS RELATED TO THE INTERNET

OUR LIMITED FINANCIAL RESOURCES MAY PREVENT US FROM ATTRACTING ENOUGH USERS OF OUR WEBSITES RESULTING IN LIMITED REVENUES FROM THE INTERNET

         We believe that our core business of publishing official bar and medical association directories has limited growth opportunities. For this reason, we are devoting substantial attention to our new Internet business. We are currently witnessing a period in which well-capitalized businesses are spending enormous sums advertising their websites. We have limited resources and cannot incur any significant expenses in advertising our websites. For this reason, we may not be successful in generating substantial revenues from our websites.

BECAUSE WE HAVE LIMITED INTERNET EXPERIENCE AND OUR INTERNET MODEL IS UNPROVEN, OUR INTERNET BUSINESS MAY NOT BE SUCCESSFUL

         We recently launched our Internet business. To date, we have generated limited revenues. Our current Internet business model, which is based on bar associations encouraging members to use our websites, is unproven. Because of our lack of experience and financial strength, we may not attract enough legal professionals and others to our websites to make them attractive to advertisers and product vendors. Accordingly, our Internet business may not be successful.

IF WE ARE NOT SUCCESSFUL IN INCREASING BRAND AWARENESS AMONG MEMBERS OF THE LEGAL COMMUNITY AND INCREASING VISITS TO OUR WEBSITES, OUR INTERNET BUSINESS WILL NOT BE SUCCESSFUL

         The future success of our Internet business will depend, in part, upon our ability to increase our brand awareness. In order to build brand awareness and increase usage of our websites, we must succeed in our marketing efforts and provide high-quality services and continue to add content, products and services that satisfy the needs of the legal community and others. Our ability to increase advertising and produce revenues from our websites will depend in part on the success of this marketing campaign. If our marketing efforts are unsuccessful and we cannot increase our brand awareness, our Internet business will not be successful.

IF THE INTERNET BECOMES AN UNRELIABLE MEANS FOR PROVIDING PRODUCTS AND SERVICES, OUR ONLINE REVENUES WILL BE REDUCED

         Because of Internet growth, the Internet infrastructure may not be able to meet the demands placed upon it and reliability may decline. In addition, our present and any future websites may experience interruptions in service as a result of outages or other delays. Any of these factors could reduce the use of our websites significantly, which would reduce our future online revenues. We have not experienced any of these problems, except that Value America has failed to provide reports and services to us as discussed on page 9 under Item 1. Business - Our Internet Business.

IF ADVERTISERS THAT ADVERTISE IN OUR PRINT DIRECTORIES DO NOT ACCEPT THE INTERNET AS AN ADVERTISING MEDIUM, OUR ABILITY TO GENERATE REVENUES FROM THE INTERNET MAY BE LIMITED

         The success of our websites partly depends upon the willingness of advertisers in our print directories to advertise online. Many of these advertisers have little or no experience using the Internet for advertising purposes. These businesses may find advertising on the Internet to be less effective for

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

promoting their products and services relative to traditional advertising media. As a result, our future Internet revenues may be limited.

IF WE ARE NOT SUCCESSFUL IN COMPETING FOR INTERNET ADVERTISERS, OUR INTERNET BUSINESS WILL NOT BE SUCCESSFUL

         All of our Internet revenues have come from the sale of advertising. We compete for a share of the advertising budget of those advertisers seeking to reach the legal community, including websites operated by direct and indirect competitors, traditional print media, and radio and television stations. If we cannot assure advertisers that their advertising results in meaningful business to them, we will not be successful in this aspect of our business.

NEW LAWS AND REGULATIONS RELATING TO THE INTERNET MAY REDUCE THE USAGE OF THE INTERNET AND INCREASE OUR COSTS OF DOING BUSINESS ONLINE

         There are an increasing number of laws and regulations pertaining to the Internet, and additional laws and regulations may be enacted in the future. These laws and regulations may relate to liability for information retrieved from or transmitted over the Internet, online content, user privacy, taxation and the quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership, copyright, trademark, trade secret, obscenity, libel, gambling, employment, privacy and other issues is uncertain and developing. Any new law or regulation relating to the Internet or the application or interpretation of existing laws, could decrease the demand for the Internet as a vehicle for information and commerce and could increase the cost of our conducting business and otherwise impair our ability to generate revenues or derive profits from the Internet.

OUR WEBSITES ARE VULNERABLE TO SECURITY BREACHES AND SIMILAR THREATS WHICH COULD RESULT IN OUR LIABILITY FOR DAMAGES AND HARM TO OUR REPUTATION

         Despite the implementation of network security measures by third parties operating our websites, our websites are vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. These occurrences could result in our liability for damages, and our reputation could suffer. The circumvention of our security measures may result in the misappropriation of such proprietary information as credit card and social security numbers. Any such security breach could lead to interruptions and delays and the cessation of service to our customers and could result in a decline in revenues.

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHIEF EXECUTIVE OFFICER, WHICH MEANS HE MAY STOP A THIRD PARTY FROM ACQUIRING US EVEN IF IT IS IN THE BEST INTERESTS OF OUR STOCKHOLDERS AND AS A RESULT HIS CONTROL MAY REDUCE THE PRICE OF OUR COMMON STOCK

         Mr. Peter S. Balise, president and chairman of our board of directors, owns approximately 25% of our outstanding common stock. As a practical matter, he may have sufficient voting power to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of substantially all of our assets. The concentration of ownership of our common stock could delay or prevent a proxy contest, merger, tender offer or purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then-

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

prevailing market price for our common stock. This may have the effect of decreasing the market price of our common stock.

OUR COMMON STOCK PRICE MAY BE HIGHLY VOLATILE AND INVESTORS MAY NOT BE ABLE TO SELL THEIR STOCK AT OR ABOVE CURRENT MARKET PRICES

         At times this year, the market price of our common stock has been highly volatile. At the same time, the stock market in general, and the market for Internet-related technology companies in particular, has been highly volatile. If, as a result of our new Internet business, we are perceived as an Internet company, our common stock price may become more volatile in the future. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. We cannot assure you that our common stock will trade at the same levels as other Internet stocks, or that Internet stocks in general will sustain their current market prices.

         Factors that could cause our common stock price to be volatile may include:

o    actual or anticipated variations in quarterly operating results,

o    announcements of results concerning our new Internet business,

o    new products or services,

o    changes in financial estimates by securities analysts,

o    changes in conditions or trends in the Internet industry,

o    changes in the market valuations of Internet companies,

o changes in how the market perceives us and how it perceives the nature of our business,

o    announcements by us or competitors of significant acquisitions,

o    strategic partnerships or joint ventures,

o    additions or departures of key personnel, and

o    sales of common stock.

Many of these factors are beyond our control. These factors may reduce the market price of our common stock, regardless of our operating performance.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

ITEM 2.   PROPERTIES

         Our corporate headquarters occupy approximately 21,500 square feet in a ten year-old two-story concrete building located at 186 P.C.N.A. Parkway, Lake Helen, Florida, 32744. We purchased the building and approximately three acres of land for approximately $900,000 in September 1996. As a result of improvements and modifications we made to enhance the property's usefulness to us, our investment on a cost basis was approximately $1,015,000 at December 31, 1999. In December 1996 we obtained mortgage financing of $800,000 on the property. Payments of principal and interest are approximately $9,000 monthly. See Note 5 to "Notes to Consolidated Financial Statements."

         We also maintain a sales office location that we opened in July 1997 in Lakeland, Florida. We lease approximately 3,000 square feet under a noncancellable operating lease that expires October 31, 2000 that may be renewed for an additional one-year term. Monthly lease payments for the Lakeland office are $2,250 plus state sales tax.

         In May 1998 we closed our 7,245 square-foot sales office location in Orlando, Florida, which we had opened in July 1996. In January 1999, we were able to negotiate early termination of the noncancellable operating lease which otherwise would have expired at the end of June 1999.

         We believe our facilities are adequate to meet our current needs and that suitable additional or alternative space will be available, if needed, on commercially reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings except for the Value America arbitration. See Item 1. Business - Our Internet Business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET PRICES OF SECURITIES

         Our common stock trades on the Nasdaq SmallCap Market under the symbol PCNA. Assuming we receive shareholder approval at our annual meeting this Spring to change our name to Attorneys.com, Inc., our symbol will be changed to ATTY. The following table sets forth the prices as reported to us by Nasdaq for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    High             Low

                                    ------           ------
1998     First Quarter              2.250            0.969
         Second Quarter             1.500            0.688
         Third Quarter              1.063            0.625
         Fourth Quarter             1.063            0.875

1999     First Quarter              8.750            0.875
         Second Quarter             2.625            1.125
         Third Quarter              5.313            1.625
         Fourth Quarter             3.250            1.500


         As of March 10, 2000, there were 4,228,033 shares of common stock outstanding (net of 1,634,300 shares held in treasury stock) held by 55 shareholders of record. Many shareholders hold their shares in "street name." Our transfer agent advised us that as of March 10, 2000 there were approximately 1,150 beneficial owners of our common stock in addition to the shareholders of record.

         We did not pay dividends on our common stock in 1999 or 1998 and we do not anticipate paying any dividends in the foreseeable future.

         SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS

         During the past three years, the following persons and entities acquired shares of our common stock and other securities from us as set forth in the table below:

                                                  Class of                          Amount of
                                    Date          Securities                  Securities Sold             Consideration
                                    ----          ----------                  ---------------             -------------

Michael S. Paul                     7/3/97        Common stock                        375,000             Consideration
                                                                                                         in acquisition
                                                                                                                 of CDP

John S. Rafanello                   7/3/97        Common stock                        375,000             Consideration
                                                                                                         in acquisition
                                                                                                                 of CDP

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

    SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS (CONTINUED)

                                                  Class of                          Amount of
                                    Date          Securities                  Securities Sold             Consideration
                                    ----          ----------                  ---------------             -------------
Photobooks, Inc.                    1/20/99       Common stock                         10,000         Consideration for
                                                                                                   services relating to
                                                                                                     Internet web sites


InterWest Associates                7/8/99        Warrants to purchase                225,000         Consideration for
                                                  common stock;                                    services relating to
                                                  exercisable at prices                          financial and investor
                                                  ranging from $1.69                                   public relations
                                                  to $7.50 per share;
                                                  expiring from 1/7/01
                                                  to 12/7/01

Frank L. Rowley                     11/3/99       Warrants to purchase                 25,000             Consideration
                                                  common stock;                                       in acquisition of
                                                  exercisable at                                      Internet web site
                                                  $2.25 per share;                                              address
                                                  expiring 11/2/03

James J. Grace                      11/3/99       Warrants to purchase                 25,000             Consideration
                                                  common stock;                                       in acquisition of
                                                  exercisable at                                      Internet web site
                                                  $2.25 per share;                                              address
                                                  expiring 11/2/03

Jerome D. Artz                      11/3/99       Warrants to purchase                 25,000             Consideration
                                                  common stock;                                       in acquisition of
                                                  exercisable at                                      Internet web site
                                                  $2.25 per share;                                              address
                                                  expiring 11/2/03

Gerald J. Brentnall, Jr.            11/3/99       Warrants to purchase                 25,000             Consideration
                                                  common stock;                                       in acquisition of
                                                  exercisable at                                      Internet web site
                                                  $2.25 per share;                                              address
                                                  expiring 11/2/03

M & S Telecommunications            1/17/00       Warrants to purchase                100,000            Consideration
                                                  common stock;                                       in acquisition of
                                                  exercisable at                                       intangible asset
                                                  $2.188 per share;
                                                  expiring 1/16/04

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

    SALES OF UNREGISTERED SECURITIES WITHIN THE LAST THREE YEARS (CONTINUED)

                                                  Class of                          Amount of
                                    Date          Securities                  Securities Sold             Consideration
                                    ----          ----------                  ---------------             -------------
Matt Butler                         1/18/00       Common stock                        115,000                  $251,620

Randall L. Lewis                    2/4/00        Warrants to purchase                  3,000             Consideration
                                                  common stock;                                          for consulting
                                                  exercisable at                                               services
                                                  $2.25 per share;
                                                  expiring 2/3/02

Tiedemann Boltres Partners          2/18/00       Common stock                        517,787                $1,310,000

IRA Partners, LP                    2/18/00       Common stock                                                 $460,000
                                                                                      181,818

Canadian Imperial Holdings          2/18/00       Common stock                         86,956                  $220,000

Apaquogue GP                        2/18/00       Common stock                          3,952                   $10,000


         The sales of common stock were exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933. We did not engage in any general solicitation; all investors acquired their securities for investment; restrictive legends were placed on all certificates and instruments and stop transfer instructions have been given to our transfer agent. Most, if not all, of the investors are also accredited investors.

         INITIAL PUBLIC OFFERING AND SUBSEQUENT USE OF PROCEEDS

         Pursuant to a registration statement on Form SB-2 with the Securities and Exchange Commission (File No. 0-27994), on May 17, 1996 we sold 1,150,000 shares of our common stock in our initial public offering. Gross proceeds were $6,325,000; net proceeds to us after paying all related costs of the offering were approximately $4,900,000. During 1996 and 1997 we used approximately $2,885,000 of the proceeds as detailed in our annual report on Form 10-KSB for the year ended December 31, 1997. During 1998 we used approximately $1,336,000 of the proceeds as detailed in our annual report on Form 10-KSB for the year ended December 31, 1998.

         During 1999 we used approximately $171,000 of the proceeds in operating activities and approximately $29,000 for purchases of the Company's common stock for its treasury. The remaining approximately $479,000 in net proceeds at December 31, 1999 were invested in U.S. treasury securities and money market funds.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         In comparing our results of operations for the years ended December 31, 1999 and 1998, it is important to understand the effect that our former subsidiary, CDP, had upon our results in 1998. The table below provides those results. Throughout the following discussion and analysis, comparisons of year-to-year and quarter-to-quarter results will exclude the effect CDP had on those results unless expressly stated otherwise.

                                     Year ended                            Year ended December 31, 1998
                                  December 31, 1999                   PCNA                     CDP*    Consolidated

                              --------------------------    --------------------------------------------------------
                              --------------------------    --------------------------------------------------------
Net sales                          $5,515,433  100.0%           $6,371,014   100.0%               -      $6,371,014
Costs and expenses:

     Production                     1,335,436   24.2%            1,541,078    24.2%               -       1,541,078
     Marketing and selling          2,531,405   45.9%            3,234,349    50.8%       $ 158,227       3,392,576
     Depreciation                     124,948    2.3%              150,684     2.4%          10,899         161,583

     Amortization                      26,389    0.5%               66,835     1.0%               -          66,835
     General and admin.             1,737,908   31.5%            1,600,509    25.1%         235,567       1,836,076
                              --------------------------    --------------------------------------------------------
                                    5,756,086  104.4%            6,593,455   103.5%         404,693       6,998,148
                              --------------------------    --------------------------------------------------------
Loss from operations                 (240,653)  (4.4%)            (222,441)   (3.5%)       (404,693)       (627,134)
Other income (expense)                 47,856    0.9%               65,520     1.0%         (32,683)         32,837

Loss on sale of CDP                         -    0.0%                    -     0.0%        (220,744)       (220,744)
                              --------------------------    --------------------------------------------------------
Loss before taxes                    (192,797)  (3.5%)            (156,921)   (2.5%)       (658,120)       (815,041)

Income taxes                                -    0.0%                    -     0.0%          70,296          70,296
                              --------------------------    --------------------------------------------------------
Net loss                          $  (192,797)  (3.5%)         $  (156,921)   (2.5%)      $(728,416)     $ (885,337)
                              ==========================    ========================================================

* Amounts shown for CDP are until its sale on June 10, 1998. The loss on the sale of CDP and the provision for income taxes are shown under CDP because they relate directly to CDP, and in order to show our results without the effect of items relating to CDP.

         Our revenues for the year ended December 31, 1999 decreased $855,600 or 13% from the same period a year earlier due primarily to a decrease in the number of directories published in 1999 and secondarily to a decrease in the average revenues per directory. In 1999 we published 66 directories having average revenues of $77,700 per directory; in 1998 we published 77 directories having average revenues of $82,600 per directory. Fewer directories were published in 1999 because of the DPP model which we began to implement in the first half of 1998. Under the DPP, directories are sold to the bar associations or to the individual members for a charge that usually covers the printing and distribution cost and sometimes provides for a royalty to the association. In some cases, bar associations declined to renew or sign up under the DPP; in other cases we were unwilling to accept a contract under the free directory program because we did not expect that the contract would provide an acceptable contribution margin. In 1999 approximately one-half of our directories were published under the DPP. The DPP reduces the number of directories that must be produced and distributed. We believe that in the last half of 1999, as some directories were published in their second year under the DPP, the reduced distribution had a negative effect upon advertising sales. This effect of the DPP can not be isolated and quantified

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

RESULTS OF OPERATIONS (CONTINUED)
---------------------

because of the numerous other variables that have an effect. However, we believe that the DPP was a significant contributor to the lower average revenues per directory in 1999.

         In May 1999 we began selling advertising in our online (Internet) directory of vendors serving the legal community, which we launched on September 9, 1999. (See Item 1. Business) We recognized approximately $389,000 in online advertising revenues during 1999.

         Production costs remained 24.2% of revenues in 1999. Our third-party production costs, primarily printing and binding, decreased as a percentage of revenues in 1999 as a result of the reduced quantity of directories required under DPP contracts; these savings were partially offset by the payment of royalties to the bars.

         Marketing and selling costs, which represent primarily costs associated with the sale of advertising in our directories rather than our procurement of publishing contracts, decreased to 45.9% of revenues in 1999 from 50.8% in 1998. The largest component of these expenses is salaries, commissions and related expenses for the sales staff, which is also the area where we were able to realize most of our reductions in 1999. Our second-most significant area of reduction was elimination of operating costs for our Orlando sales office that we closed in May 1998; the last of those costs were recorded in December 1998 pursuant to negotiation in January 1999 of an early termination of our lease for the office space which otherwise would have expired at the end of June 1999.

         Depreciation expense was slightly lower in 1999 than in 1998 because we acquired less than $25,000 of depreciable equipment during 1999. Approximately $43,000 of the amortization expense in 1998 related to the goodwill resulting from the acquisition of CDP. With the sale of CDP in June 1998, there was no goodwill amortization in 1999. In late 1999 and early 2000 we acquired two intangible assets that will result in a future non-cash operating expense of approximately $201,000 that we will amortize over the next five years, including approximately $3,000 for the fourth quarter of 1999.

         General and administrative expenses ("G&A") rose in 1999 from 1998 both in dollars and as a percentage of revenues primarily due to payroll expenses, which rose approximately $148,500 in 1999. For the first eight months of 1998, our president also functioned as chief operating officer. In August 1998 our national sales manager, whose salary had been recorded under marketing and selling expenses, became chief operating officer and his compensation then was recorded under G&A. Secondly, in April 1999 we hired a vice president of business development whose services have been dedicated primarily to the development of our Internet business. Also adding to G&A expenses in 1999 was approximately $60,000 of expense relating to investor relations consultants which were contracted in mid-1999. Offsetting these increases was a $97,800 reduction in bad debt expense to $258,700 or 4.7% of net revenues in 1999 from $356,500 or 5.6% of net revenues in 1998.

         Income taxes in 1998, which primarily related to state taxes, were in connection with the sale of CDP that had been acquired in 1997.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

RESULTS OF OPERATIONS (CONTINUED)
---------------------

         COMPARISON OF QUARTERS ENDED DECEMBER 31, 1999 AND 1998

         The following table sets forth the Company's results of operations for the quarters ended December 31, 1999 and 1998:

                                          Quarter ended             Quarter ended              Change   Change
                                        December 31, 1999         December 31, 1998             in $     in %
                                     ------------------------   -----------------------   ------------------------
Net sales                             $1,217,332     100.0%       $1,451,350    100.0%      $(234,018)   (16.1%)
Costs and expenses:
     Production                          390,321      32.1%          384,176     26.5%          6,145      1.6%
     Marketing and selling               599,778      49.3%          656,695     45.2%        (56,917)    (8.7%)
     Depreciation                         29,062       2.4%           34,967      2.4%         (5,905)   (16.9%)
     Amortization                          8,769       0.7%            5,224      0.4%          3,545     67.9%
     General and admin.                  456,410      37.5%          366,159     25.2%         90,251     24.6%
                                     ------------------------   -----------------------   ------------------------
                                       1,484,340     122.0%        1,447,221     99.7%         37,119      2.6%
                                     ------------------------   -----------------------   ------------------------
Income (loss) from operations           (267,008)    (22.0%)           4,129      0.3%       (271,137)
Other income                              13,062       1.1%           16,135      1.1%         (3,073)
                                     ------------------------   -----------------------   -------------
Income (loss) before taxes              (253,946)    (20.9%)          20,264      1.4%       (274,210)

Provision for income taxes                 2,204       0.2%                -      0.0%         (2,204)
                                     ------------------------   -----------------------   -------------
Net loss                               $(251,742)    (20.7%)         $20,264      1.4%      $(272,006)
                                     ========================   =======================   =============
Net loss per share                        $(0.08)                      $0.01
                                     =============              =============
Shares used in calculation             3,276,677                   3,444,043
                                     =============              =============

         The loss in fourth quarter 1999 was primarily related to the level of revenues, which was more than $200,000 lower than any of the previous four quarters. Our revenues for the quarter ended December 31, 1999 decreased $234,000 or 16% from the same period a year earlier due both to a decrease in the number of directories published in 1999 and to a decrease in the average revenues per directory. In the fourth quarter of 1999 we published 12 directories having average revenues of $92,500 per directory; in the same quarter in 1998 we published 14 directories having average revenues of $103,700 per directory. In May 1999 we began selling online listings and recognized $281,000 of revenues in the third quarter (ended September 30). Primarily because of the shorter time available for selling online advertising, our fourth quarter Internet revenues from the sale of listings decreased to approximately $108,000. Also, during the fourth quarter we began selling Internet listings for the online vendor directory as part of a package consisting of advertising for our print membership directories and online Internet listings; whereas through the third quarter we had sales staff dedicated to selling Internet listings only.

         While most categories of production costs decreased in the most recent quarter from a year earlier, the decreases were not nearly proportionate to the decrease in revenues. Fourth quarter 1999 production costs in dollars were higher primarily because of the significant distribution costs for a state directory which, in 1998, was published in the third quarter. Selling and marketing expense in dollars was lower in 1999 primarily because of the closure of the Orlando sales office discussed above in the year-to-year analysis; otherwise, these expenses would have been nearly the same dollar amount as in 1998.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

RESULTS OF OPERATIONS (CONTINUED)
---------------------

         The second most significant contributor to the loss in fourth quarter 1999, after the lower revenue level, was the increase in G&A expense. Approximately $30,000 of the $90,000 increase in G&A expense in 1999 was payroll-related; approximately $25,000 was related to the investor relations consultants which were contracted in mid-1999.

         We expect revenues for the first quarter of 2000 to be approximately $1,000,000. We expect to post a loss that can not be reliably estimated at this time. We are able to estimate the first quarter's revenues because most of the advertising sales are complete by the time this report is filed. Additionally, at the time of this report, we can reasonably estimate which directories will be shipped by the end of the first quarter. However, operating results for the first quarter can not be estimated practicably or reliably and will not become known until approximately one month after the end of the quarter. In early March we contracted a leading management consulting firm to provide its services in connection with the further development of plans for attorneys.com, our new website scheduled for launch later this year. We expect to incur expenses of approximately $725,000 in connection with the consulting contract, split approximately evenly between the first and second quarters of 2000, thus, having a significant impact upon operating results for these periods. A substantial portion of the consulting fee will be paid in our common stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At December 31, 1999 we had $2,095,866 in cash and equivalents, compared to $2,331,633 at December 31, 1998. At the end of 1999, approximately $1,500,000 was invested in short-term U.S. Treasury securities, approximately $469,000 was invested in money market funds and the balance was primarily in checking accounts. At March 20, 2000, we had approximately $4,150,000 in cash and equivalents that was invested primarily in money market funds and a small portion in checking accounts. The increase since December 31, 1999 was due to the sales of our common stock in 2000 as described below.

         Our largest use of cash during 1999 was $171,183 used in operating activities, primarily due to the net loss of $192,797. We purchased 29,000 shares of our common stock in open market transactions during 1999 for approximately $29,000 or $1.01 per share.

         The Company's principal debt is a mortgage relating to its land and building purchased in September 1996 for use as its corporate headquarters. The balance due on the mortgage as of December 31, 1999 was $640,000. At December 31, 1999 the Company's investment in the land and building was approximately $1,015,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Consolidated Financial Statements.

         In connection with our acquisition of the Internet address attorneys.com, in November 1999 we issued the sellers four-year non-interest bearing promissory notes in the total amount of $100,000. We also issued to the sellers warrants to purchase 100,000 shares of our common stock exercisable for four years at $2.25 per share. The sellers have the option to either exercise the warrants or have the notes paid.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

If on the due date of the notes on October 28, 2003 the notes have not been paid, we may extend the due date for an additional nine years in which case the notes increase to $500,000, payable $50,000 per year.

         In January 2000, we acquired the rights to an intangible asset in exchange for the issuance of four-year warrants to purchase our common stock at $2.188 per share. These warrants and the warrants issued to acquire the attorneys.com website (see Note 8 of the Notes to Consolidated Financial Statements) result in expense of approximately $201,000 to be amortized over five years.

         In January 2000 a member of our board of directors purchased 115,000 shares of our common stock at the then current market price of $2.188 per share or $251,620. In February 2000 we sold a total of 790,513 shares of our common stock to four investment funds in exchange for $2,000,000. The investment funds acquired their common stock for investment, and they did not receive any registration rights.

         We are pursuing discussions with various possible sources of additional capital in connection with our plans to launch our new Internet business later this year. We cannot assure you that any of these discussions will lead to agreements or that we will be able to raise the capital necessary to expand our online business.

IMPACT OF YEAR 2000
-------------------

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change, including the occurrence of February 29th. We expensed less than $25,000 during 1999 in connection with remediating our systems. We are not aware of any problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

FORWARD-LOOKING STATEMENTS
--------------------------

         The statements made above relating to our plans to raise additional capital and to our launching a new Internet business later this year are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are also intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: (1) our ability to successfully negotiate, contract and work with other companies to provide site content or management; (2) our ability to successfully achieve the technical requirements of the site as intended; (3) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future; (4) our ability to successfully gain recognition and usage of our site(s) by the legal community and by users of law-related services; (5) fluctuations in the capital markets or in our operating results that may cause our stock price to fall making new capital more expensive in terms of dilution (6) whether the capital markets find our current business or our plans for our new Internet business acceptable for investment; (7) the intense competition we face both in our current and planned business and in the market for raising additional capital; and (8) our ability to convince sources of capital that our management is able to carry out its new business strategy.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

ITEM 7.   FINANCIAL STATEMENTS




                                    CONTENTS

Report of Independent Certified Public Accountants..........................26

Consolidated Financial Statements

Consolidated Balance Sheets.................................................27
Consolidated Statements of Operations.......................................28
Consolidated Statements of Shareholders' Equity.............................29
Consolidated Statements of Cash Flows.......................................30
Notes to Consolidated Financial Statements..................................32

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999



               Report of Independent Certified Public Accountants


The Board of Directors
The Publishing Company of North America, Inc.

We have audited the accompanying consolidated balance sheets of The Publishing Company of North America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Publishing Company of North America, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



ERNST & YOUNG LLP

Orlando, Florida
February 25, 2000, except for Note 12, as to which the date is March 6, 2000

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999


                           Consolidated Balance Sheets

                                                                                             DECEMBER 31
ASSETS                                                                                  1999             1998
                                                                                ------------------------------------
Current assets:
   Cash and cash equivalents                                                          $2,095,866       $2,331,633
   Accounts receivable, less allowance for doubtful accounts of $153,901 and
     $179,859 in 1999 and 1998, respectively                                             246,952          328,045
   Directories in progress                                                               164,309          344,805
   Other current assets                                                                  175,067          109,779
                                                                                ------------------------------------
Total current assets                                                                   2,682,194        3,114,262

Property and equipment, net                                                            1,217,894        1,318,089
Investment in College Directory Publishing Corporation                                   200,000          200,000
Other assets                                                                             213,676          248,663
                                                                                ------------------------------------
Total assets                                                                          $4,313,764       $4,881,014
                                                                                ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

   Accounts payable                                                                   $  247,827       $  214,861
   Accrued expenses                                                                      169,999          181,629
   Income taxes payable                                                                        -           70,296
   Deferred revenue                                                                      492,574          948,353
   Mortgage payable                                                                       53,333           53,333
                                                                                ------------------------------------
Total current liabilities                                                                963,733        1,468,472

Notes payable                                                                            100,000                -
Mortgage payable after one year                                                          586,667          640,000
                                                                                ------------------------------------
Total liabilities                                                                      1,650,400        2,108,472

Commitments and contingencies

Shareholders' equity:
   Common shares, no par value:
     15,000,000 shares authorized; 4,925,020 shares issued and
     outstanding in 1999; 4,871,900 shares issued and outstanding
     in 1998                                                                           5,914,416        5,831,448
   Paid-in capital for stock warrants                                                     26,208                -
   Accumulated deficit                                                                (2,115,871)      (1,923,074)
   Unearned compensation, net                                                             (2,687)          (6,348)
   Treasury stock, at cost; 1,634,300 shares in 1999;
     1,605,300 shares in 1998                                                         (1,158,702)      (1,129,484)
                                                                                ------------------------------------
Total shareholders' equity                                                             2,663,364        2,772,542
                                                                                ------------------------------------
Total liabilities and shareholders' equity                                            $4,313,764       $4,881,014
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                      Consolidated Statements of Operations

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        1999              1998
                                                                                ------------------------------------
Net sales                                                                             $5,515,433       $6,371,014

Costs and expenses:

   Production                                                                          1,335,436        1,541,078
   Marketing and selling                                                               2,531,405        3,392,576
   Depreciation                                                                          124,948          161,583
   Amortization                                                                           26,389           66,835
   General and administrative                                                          1,737,908        1,836,076
                                                                                ------------------------------------
                                                                                       5,756,086        6,998,148
                                                                                ------------------------------------
Loss from operations                                                                    (240,653)        (627,134)

Other income                                                                              47,856           32,837
Sale of subsidiary                                                                             -         (220,744)
                                                                                ------------------------------------
Loss before income tax expense                                                          (192,797)        (815,041)

Income tax expense                                                                             -           70,296
                                                                                ------------------------------------
Net loss                                                                              $ (192,797)      $ (885,337)
                                                                                ====================================

Net loss per common share--basic and diluted                                          $     (.06)      $     (.21)
                                                                                ====================================

Shares used in computation of net loss per share--basic and diluted                    3,270,606        4,125,097
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                 Consolidated Statements of Shareholders' Equity

                                                                  PAID-IN
                                                  UNREALIZED    CAPITAL FOR
                                      COMMON         GAIN          STOCK      ACCUMULATED    UNEARNED      TREASURY
                                       STOCK        (LOSS)       WARRANTS       DEFICIT    COMPENSATION      STOCK         TOTAL
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 1998          $ 5,834,698   $    (3,033)  $      --     $(1,037,737)  $   (15,417)  $      --     $ 4,778,511
   Return of restricted common
     stock upon sale of subsidiary         --            --            --            --            --        (343,750)     (343,750)
   Forfeiture of common stock grants     (6,250)         --            --            --           6,250          --            --
   Gain on available-for-sale
     securities, net of loss               --           3,033          --            --            --            --           3,033
   Restricted stock granted               3,000          --            --            --          (3,000)         --            --
   Amortization of unearned
     compensation                          --            --            --            --           5,819          --           5,819
   Acquisition of common stock
     for treasury                          --            --            --            --            --        (785,734)     (785,734)
   Net loss                                --            --            --        (885,337)         --            --        (885,337)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1998          5,831,448          --            --      (1,923,074)       (6,348)   (1,129,484)    2,772,542
   Issuance of restricted common
     stock in exchange for goods
     and services                        40,248          --            --           --             --            --          40,248
   Issuance of stock warrants in
     exchange for services                 --            --          26,208         --             --            --          26,208
   Shares issued under Stock
     Option Plan                         42,720          --            --           --             --            --           42,720
   Amortization of unearned
     compensation                          --            --            --           --            3,661          --           3,661
   Acquisition of common stock
     for treasury                          --            --            --           --             --         (29,218)      (29,218)
   Net loss                                --            --            --        (192,797)         --            --        (192,797)
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999        $ 5,914,416   $      --     $    26,208   $(2,115,871)  $    (2,687)  $(1,158,702)  $ 2,663,364
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========

SEE ACCOMPANYING NOTES.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                      Consolidated Statements of Cash Flows

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        1999              1998
                                                                                ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                              $ (192,797)      $ (885,337)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       151,337          228,418
     Accretion of unearned compensation                                                    3,661            5,819
     Bad debt expense                                                                    258,746          356,548
     Issuance of common stock in exchange for goods and services                           6,298                -
     Issuance of stock warrants in exchange for goods and services                        26,208                -
     Gain on sale of securities                                                                -          (13,971)
     Loss on sale of subsidiary                                                                -          220,744
     Changes in assets and liabilities, net of sale of subsidiary:
       (Increase) decrease in accounts receivable                                       (177,653)         358,339
       Decrease (increase) in directories in progress                                    180,496         (649,713)
       Decrease (increase) in other assets                                                43,310         (105,175)
       Increase (decrease) in accounts payable                                            66,916         (725,229)
       Decrease in accrued expenses                                                      (11,630)        (150,266)
       (Decrease) increase in income taxes payable                                       (70,296)          70,296
       (Decrease) increase in deferred revenue                                          (455,779)         747,330
                                                                                ------------------------------------
Net cash used in operating activities                                                   (171,183)        (542,197)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of subsidiary, net of cash balances                                                       -        1,072,152
Sales of available-for-sale securities                                                         -        1,024,000
Contingent consideration paid relating to 1997 acquisition of subsidiary                       -          (14,256)
Purchases of property and equipment                                                      (24,753)         (77,116)
                                                                                ------------------------------------
Net cash (used in) provided by investing activities                                      (24,753)       2,004,780

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of stock options                                               42,720                -
Repayment of capital lease obligation                                                          -           (2,187)
Repayment of mortgage principal                                                          (53,333)         (53,333)
Purchase of treasury stock                                                               (29,218)        (785,734)
                                                                                ------------------------------------
Net cash used in financing activities                                                    (39,831)        (841,254)
                                                                                ------------------------------------


                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                Consolidated Statements of Cash Flows (continued)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1999              1998

                                                                                ------------------------------------
Net (decrease) increase in cash and cash equivalents                                    (235,767)         621,329
Cash and cash equivalents at beginning of year                                         2,331,633        1,710,304
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                              $2,095,866       $2,331,633
                                                                                ====================================
SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
    Interest                                                                          $   52,415       $   58,676
                                                                                ====================================
Supplemental noncash activities:
   Noncash consideration received from sale of subsidiary                             $        -       $  643,750
                                                                                ====================================

   Exchange of advertising for machinery and equipment                                $   (3,084)      $   (7,504)
                                                                                ====================================

   Exchange of advertising for supplies and services                                  $   45,513       $   30,944
                                                                                ====================================

   Reduction of accounts payable by issuance of common stock                          $   33,950       $        -
                                                                                ====================================

   Exchange of note payable for other asset                                           $  100,000       $        -
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Publishing Company of North America, Inc. (PCNA) began operations on September 30, 1993. The primary business activity of PCNA is publishing membership directories for bar associations and selling advertising in those directories. PCNA markets its directories to associations throughout the continental United States. College Directory Publishing, Inc. (CDP), PCNA's wholly-owned subsidiary from July 3, 1997 until June 10, 1998, published college and university student campus directories and derived its revenues from selling advertising in those directories.

On October 14, 1998, PCNA Communications Corporation was incorporated as a wholly-owned subsidiary of PCNA. Effective January 1, 1999, PCNA transferred substantially all of its operations into this subsidiary. PCNA Communications Corporation also conducts operations of an Internet-based online vendor directory business that was launched in September 1999. On February 15, 1999, Attorneys Online, Inc. was incorporated as a wholly-owned subsidiary of PCNA. On November 12, 1999, Attorneys Online, Inc. changed its name to Attorneys.com, Inc.

CONSOLIDATION

The consolidated financial statements include the accounts of PCNA, CDP through June 10, 1998 (see Note 6) and PCNA Communications Corporation and Attorneys.com, Inc. since their respective dates of incorporation (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories and the online vendor directory. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

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

INTANGIBLE ASSETS AND AMORTIZATION

Intangible assets, which are comprised of purchased software and an Internet web site address, are recorded at cost and included in other assets. The cost is amortized over an estimated useful life of five years using the straight-line method.

INVESTMENT IN COLLEGE DIRECTORY PUBLISHING CORPORATION

The Investment in College Directory Publishing Corporation (the Corporation) is accounted for on the cost basis as the Company does not participate in the Corporation's management.

REVENUE RECOGNITION

Revenues and related costs are recorded by the Company upon shipment of directories. Internet advertising revenues and costs are recorded upon the release of the advertisement on the website. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BARTER TRANSACTIONS

The Company engages in nonmonetary trades of advertising space in exchange for goods or services. These barter transactions are recorded at the estimated fair value of the asset or services received in accordance with Financial Standards Board Statement No. 29, Accounting for Nonmonetary Transactions.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ADVERTISING COSTS

The costs of advertising are expensed as incurred. For the years ended December 31, 1999 and 1998, advertising costs included in marketing and selling costs were $65,469 and $115,026, respectively.

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

EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no significant impact on the Company's net loss or shareholders' equity.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE (SOP 98-1). SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when these costs should be capitalized. The adoption of this pronouncement did not materially impact the Company's results of operations for the year ended December 31, 1999.

The Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133), as amended, is effective for financial statements for all fiscal years beginning after June 15, 2000. FAS 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

BUSINESS SEGMENT REPORTING

The Company operates in one reportable business segment, the publishing of membership directories for bar associations and the selling of advertising in those directories, with respect to the segment disclosure requirement of FAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                      DECEMBER 31
                                                                1999              1998
                                                          ------------------------------------
         Land                                                  $   255,000      $   255,000
         Building                                                  760,387          760,387
         Machinery and equipment                                   664,858          640,104
         Office furniture and equipment                             87,106           87,106
                                                          ------------------------------------
                                                                 1,767,351        1,742,597
         Less accumulated depreciation                            (549,457)        (424,508)
                                                          ------------------------------------
                                                                $1,217,894       $1,318,089
                                                          ====================================

3. INCOME TAXES

At December 31, 1999, the Company had available net operating loss carryforwards of approximately $566,000 for federal income tax purposes. These net operating loss carryforwards expire approximately $33,000 in 2011, $426,000 in 2012, $4,000 in 2018 and $103,000 in 2019.

The 1998 provision for income taxes is comprised primarily of current state income taxes payable related to the sale and operations of CDP.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

3. INCOME TAXES (CONTINUED)

The reconciliations of income tax computed at the U.S. federal statutory rates to income tax expense are as follows:

                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       ------------------------------------
         Income taxes computed at the federal statutory
            rate of 34%                                                       $(68,951)       $(277,114)
         State income taxes, net of federal benefit                             (7,055)          79,166
         Goodwill amortization                                                       -           14,733
         Write-off of goodwill on sale of subsidiary                                 -          643,193
         Other--net                                                              9,436          (39,477)
         Change in valuation allowance                                          66,570         (350,205)
                                                                       ------------------------------------
         Total                                                                $      -        $  70,296
                                                                       ====================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

3. INCOME TAXES (CONTINUED)

The components of the deferred income tax asset and liability are as follows:

                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       ------------------------------------
         Deferred tax assets:
            Allowance for doubtful accounts                                  $  57,912        $  67,681
            Net operating loss carryforward                                    212,698          180,563
            Unearned compensation                                               11,030            9,652
            Organizational costs                                                   602                -
            Accrued expenses                                                       961            1,320
            Intangible assets                                                    2,091                -
            Tax credits                                                          2,087            1,796
            Other                                                                  188              245
                                                                       ------------------------------------
                                                                               287,569          261,257
         Valuation allowance                                                  (191,524)        (124,954)
                                                                       ------------------------------------
         Total deferred tax assets                                              96,045          136,303

         Deferred tax liabilities:
            Prepaid expenses                                                    (2,348)          (2,522)
            Property and equipment                                             (31,867)          (4,031)
            Directories in progress                                            (61,830)        (129,750)
                                                                       ------------------------------------
         Total deferred tax liabilities                                        (96,045)        (136,303)
                                                                       ------------------------------------
         Total                                                               $       -        $       -
                                                                       ====================================

In accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established valuation allowances in the amounts of $191,524 and $124,954 against its net deferred tax assets at December 31, 1999 and 1998, respectively.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

4. LEASE OBLIGATIONS

At December 31, 1999, the Company leases office space under an operating lease expiring October 31, 2000 with an option to renew for an additional one year. Approximate future minimum lease payments during 2000 are $28,500.

For the years ended December 31, 1999 and 1998, total rental expenses were $38,590 and $202,432, respectively.

5. LONG-TERM OBLIGATIONS

MORTGAGE PAYABLE

Monthly principal payments related to the mortgage on the Company's headquarters are due along with accrued interest on the outstanding principal based upon the LIBOR (London InterBank Offering Rate) plus 250 basis points. The interest rate charged on the mortgage was 8.9787% at December 31, 1999. In December 2011, a final balloon payment is due of the then remaining principal balance together with any unpaid interest accrued.

The mortgage is secured by assets with a carrying value of approximately $1,209,000 at December 31, 1999.

The mortgage becomes due for the year ending December 31 as follows:

        2000                                               $  53,333
        2001                                                  53,333
        2002                                                  53,333
        2003                                                  53,333
        2004                                                  53,333
        Thereafter                                           373,335
                                                      -----------------
                                                            $640,000
                                                      =================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

5. LONG-TERM OBLIGATIONS (CONTINUED)

The mortgage agreement requires the Company, among other provisions, to maintain minimum levels of funds flow (as defined in the agreement). The covenant was not met as of and for the year ended December 31, 1999 and the Company has obtained a waiver of the required minimum level of funds flow through January 31, 2001. Accordingly, amounts payable under the mortgage agreement are classified as long-term in the accompanying consolidated balance sheet.

NOTES PAYABLE

On November 3, 1999, in connection with the Company's acquisition of an Internet address, the Company issued the sellers four-year non-interest bearing promissory notes in the total amount of $100,000. Principal is due on November 3, 2003 unless the holders elect to exercise warrants issued by the Company in connection with the transaction (see Note 8). The notes are collateralized by right, title and interest in the Internet address.

6. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC.

On July 3, 1997, the Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of College Directory Publishing, Inc. The acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations were included in the Company's consolidated statements of operations from the date of acquisition until its sale on June 10, 1998.

On June 10, 1998, the Company sold 100% of CDP to a group headed by the executive management of CDP in exchange for (i) $1,400,000 (including $1,100,000 in operating loans made to CDP by the Company); (ii) a $100,000 note from the corporation acquiring CDP (the Acquiror or College Directory Publishing Corporation) due upon the earlier of December 15, 1999 or completion of the Acquiror's initial public offering (IPO); $200,000 in preferred stock of the Acquiror convertible into $1,000,000 of common stock upon completion of an IPO by the Acquiror; and (iv) 750,000 shares of the Company's common stock that it issued when it acquired CDP in July 1997. The Company recorded a loss in 1998 of $220,744 on the sale of CDP. Also in connection with the sale, the Company incurred income tax expense of approximately $70,000, primarily related to state taxes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

6. ACQUISITION AND SALE OF COLLEGE DIRECTORY PUBLISHING, INC. (CONTINUED)

On December 15, 1999, CDP defaulted on the $100,000 note due to the Company. No charge against operations was made as the Company expects the note and accrued interest to be paid in full during 2000.

7. TREASURY STOCK

Pursuant to a buy-back plan approved by its Board of Directors in May 1997, the Company purchased 29,000 shares of its common stock in open market transactions during 1999 for approximately $29,000. During 1998 the Company purchased 855,300 shares in open market and private transactions for approximately $786,000.

The Company re-acquired an additional 750,000 shares of its common stock when it sold CDP in June 1998 (see Note 6).

8. SHAREHOLDERS' EQUITY

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

The Company's 1996 Stock Plan covers 1,000,000 shares of the Company's common stock and provides for incentive stock options, nonqualified stock options, nondiscretionary stock options, and awards of stock to employees, officers, directors, and certain other parties related to the Company. Generally, grants of options are exercisable each December 31 equally over three or five years and they expire ten years from the date of grant.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

8. SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes option activity in 1999 and 1998:

                                                                                                    WEIGHTED
                                                                            EXERCISE PRICE          AVERAGE
                                                               SHARES           RANGE            EXERCISE PRICE
                                                           --------------------------------------------------------
Outstanding at January 1, 1998                                   396,600     $1.88-$6.25              $3.59
   Granted                                                       259,550         1.00                  1.00
   Forfeited                                                     (35,500)        1.00                  1.00
   Forfeited                                                     (55,000)        1.88                  1.88
   Forfeited                                                     (45,000)     2.63-3.50                2.86
   Forfeited                                                     (23,500)        5.50                  5.50
                                                           --------------------------------------------------------
Outstanding at December 31, 1998                                 497,150      1.00-6.25                1.27
   Granted                                                       140,000      1.41-1.69                1.47
   Granted                                                       420,000         2.00                  2.00
   Exercised                                                     (22,720)        1.00                  1.00
   Exercised                                                     (10,000)        2.00                  2.00
   Forfeited                                                     (58,530)        1.00                  1.00
                                                           --------------------------------------------------------
Outstanding at December 31, 1999                                 965,900     $1.00-$6.25              $1.63
                                                           ========================================================
Exercisable at December 31, 1998                                 164,950        $1.00                 $1.00
                                                                  24,000      2.38-2.75                2.49
                                                                  14,600      5.50-6.25                5.76
                                                           --------------------------------------------------------
                                                                 203,550     $1.00-$6.25              $1.52
                                                           ========================================================
Exercisable at December 31, 1999                                 248,500        $1.00                 $1.00
                                                                  43,334      1.41-1.69                1.47
                                                                 218,000         2.00                  2.00
                                                                  24,000      2.38-2.75                2.49
                                                                  17,800      5.50-6.25                5.71
                                                           --------------------------------------------------------
                                                                 551,634     $1.00-$6.25              $1.65
                                                           ========================================================

During 1998, options for 228,100 shares of common stock were repriced to the then current market value of $1 per share. The weighted average exercise price of options vested at December 31, 1999 and 1998 was $1.65 and $1.52 per share, respectively. The weighted average contractual life remaining on options outstanding at December 31, 1999 and 1998 was 8.62 and 8.34 years, respectively.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

8. SHAREHOLDERS' EQUITY (CONTINUED)

PRO FORMA DISCLOSURES

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 5.36% and 4.64%, respectively; dividend yields of 0% and 0%, respectively; volatility factor of 1.136 and 2.824, respectively; and a weighted-average expected life of the options of five years during both 1999 and 1998.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share for the years ended December 31, 1999 and 1998 are as follows:

                                                                               1999              1998
                                                                       -----------------------------------
         Pro forma net loss                                                  $(572,607)        $(974,176)
                                                                       ===================================

         Pro forma net loss per share--basic and diluted                     $   (0.18)        $   (0.24)
                                                                       ===================================

RESTRICTED STOCK

The Company granted 3,000 restricted shares of its common stock in 1998 to one of its directors; no such shares were granted to any of its directors in 1999. The number of shares and related

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

8. SHAREHOLDERS' EQUITY (CONTINUED)

value used in computing unearned compensation, which is shown as a separate component of shareholders' equity in the consolidated balance sheet, are as follows:

                                                                            MARKET VALUE          TOTAL MARKET
                                                                            PER SHARE AT             VALUE AT
                                                             SHARES          GRANT DATE             GRANT DATE
                                                        -----------------------------------------------------------
Outstanding at January 1, 1998                                 4,000         $2.50-$6.25              $13,750
   Granted                                                     3,000            1.00                    3,000
   Restrictions lifted                                        (2,000)           2.50                   (5,000)
   Forfeited                                                  (1,000)           6.25                   (6,250)
                                                        -----------------------------------------------------------
Outstanding at December 31, 1998                               4,000          1.00-2.50                 5,500
   Granted                                                         -                    -                   -
   Restrictions lifted                                        (3,000)         1.00-2.50                (4,500)
   Forfeited                                                       -                    -                   -
                                                        -----------------------------------------------------------
Outstanding at December 31, 1999                               1,000            $1.00                  $1,000
                                                        ===========================================================

The release of restrictions on grants of restricted stock is time based. Restricted stock grants vest over three years, one third each fiscal year-end beginning in the year of grant.

The unearned compensation is being amortized over 36 months from the date of grant. Expense charged against operations during 1999 and 1998 was $3,661 and $5,819, respectively.

STOCK WARRANTS

The underwriter of the Company's initial public offering purchased for $95 warrants to purchase up to 95,000 shares of the Company's common stock at $6.60 per share (120% of the initial public offering price). The warrants are exercisable for a period of four years commencing May 17, 1997, at which time holders of these warrants obtain certain registration rights. None of the warrants have been exercised through December 31, 1999.

In connection with a contract for investor relations services, in July 1999 the Company issued warrants valued at $52,416, to purchase 225,000 shares of the Company's common stock exercisable at prices ranging from $1.69 to $7.50 per share and having expiration dates ranging from January 7, 2001 to December 7, 2001. The Company is expensing the value of these

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

8. SHAREHOLDERS' EQUITY (CONTINUED)

warrants over the life of the contract. Expense charged against operations during 1999 was $26,208. The Company is pursuing registration of the shares underlying these warrants in a registration statement on Form S-3 under the Securities Act of 1933.

As described in Note 5, the Company issued promissory notes in connection with an asset acquisition. It also issued to the sellers warrants to purchase 100,000 shares of Attorneys Online, Inc. common stock exercisable for four years at $2.25 per share. In February 2000 the Company agreed to cancel these warrants in exchange for warrants to purchase 100,000 shares of PCNA common stock at $2.25 per share exercisable over the same four-year period that the Attorneys Online, Inc. warrants were exercisable. In the event that the Company has more than 15,000,000 shares of common stock outstanding, the warrants will be adjusted to permit the holders to purchase more shares. The sellers have the option to either exercise the warrants or have the notes paid.

In 1998, the Company purchased 250,000 shares of its common stock from a former officer and director for approximately $166,000.

9. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                                        1999              1998
                                                                                ------------------------------------
Numerator:
   Net loss from continuing operations                                               $  (192,797)     $  (885,337)
                                                                                ------------------------------------
   Numerator for basic loss per share--loss available to common
    shareholders                                                                        (192,797)        (885,337)
   Effect of dilutive securities:                                                              -                -
                                                                                ------------------------------------
   Numerator for diluted loss per share--loss available to
    common shareholders after assumed conversions                                       (192,797)        (885,337)

Denominator:
   Denominator for basic and diluted loss per share--weighted-
    average shares                                                                     3,270,606        4,125,097
                                                                                ------------------------------------
Net loss per common share                                                            $     (0.06)     $     (0.21)
                                                                                ====================================

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

9. LOSS PER SHARE (CONTINUED)

In computing diluted loss per share, 235,623 and 38,068 common share equivalents were excluded for the years ended December 31, 1999 and 1998, respectively, from the diluted loss per share computation because their effects would have been antidilutive.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Salary Reduction Plan covering substantially all employees with six months of service or more. A participant may contribute up to 12% of his or her annual compensation. The Company's matching contribution is determined annually by the Board of Directors. The Company's contributions were approximately $11,000 and $13,000 for 1999 and 1998, respectively.

11. COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the President of the Company which provides for salary continuation through May 2002 and immediate vesting of all remaining unvested options in the event of termination without cause. The agreement provides for annual compensation of $130,000, $156,000 and $182,000 for each of the three years in the period ending May 24, 2002 and an annual bonus equal to 5% of the Company's increase in the prior fiscal year pre-tax income.

12. SUBSEQUENT EVENTS

On January 17, 2000, the Company acquired the rights to an intangible asset in exchange for the issuance of four-year warrants to purchase the Company's common stock at the then current market price of $2.188 per share. These warrants result in expense of approximately $101,000 to be amortized over five years.

On January 17, 2000, the Company entered into an employment agreement with its Chief Operating Officer which provides for, among other things, salary continuation through December 2001, a grant of 65,000 Incentive Stock Options and three months severance pay in the event of termination by the Company. The agreement provides for annual compensation of approximately $136,000 beginning in May 2000 and approximately $150,000 for the year 2001. If either party exercises the one-year extension, salary will be increased 10% for the year 2002.

On January 18, 2000, 115,000 shares of PCNA's common stock was purchased by a member of the Company's Board of Directors at the then current market price of $2.188 per share or $251,620.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

             Notes to Consolidated Financial Statements (continued)

12. SUBSEQUENT EVENTS (CONTINUED)

On February 18, 2000, the Company sold a total of 790,513 shares of its common stock to four investment funds in exchange for $2,000,000.

On March 6, 2000, the Company entered into an agreement to purchase management consulting services. Total consideration under terms of the agreement will approximate $700,000, 40% of which shall be paid in cash and 60% of which shall be paid in restricted common stock of the Company. Services are to be provided through April 2000.



--------------------------------------------------------------------------------

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning Directors, Executive Officers, Promoters and Control Persons is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning Executive Compensation is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 1999, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

     3.1  Amended and Restated Articles of Incorporation (1)

     3.2 Form of First Amendment to Amended and Restated Articles of Incorporation (1)

     3.3  Amended and Restated Bylaws (1)

     4.1  Form of Representative's Warrant Agreement (1)

     4.2  Form of Common Stock Certificate (2)

     4.3 Form of Warrants (for purchase of Internet address known as "attorneys.com") (3)

     4.4 Form of Notes (for purchase of Internet address known as "attorneys.com") (3)

     4.5  Form of Warrants (for acquisition of intangible asset) (4)

    10.1  1996 Stock Plan (2)

    10.2  Agreement to Sell College Directory Publishing, Inc. (5)

    10.3  Form of Employment Agreement of Peter S. Balise

    10.4  Agreement to purchase Internet address known as "attorneys.com" (3)

    10.5  Financial Public Relations Services Agreement (3)

    10.6  Consulting Agreement

    21.0  Subsidiaries of the Registrant

    23.0  Consent of Ernst & Young LLP

    27.0  Financial Data Schedule

        (1) Contained in the Registration Statement on Form SB-2 filed on March 11, 1996

        (2) Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996

        (3) Contained in the Registration Statement on Form S-3/A No. 1 filed on December 14, 1999

        (4) Contained in the Registration Statement on Form S-3/A No. 2 filed on February 7, 2000

        (5) Contained in the Annual Report on Form 10-KSB filed on April 15,
            1998


b. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 29, 2000 by the undersigned, thereunto duly authorized.

                                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.

                                  /s/  Peter S. Balise
                                  ----------------------------------
                                  President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                                              Date
----------                          -----                                              ----


/s/  Peter S. Balise                   Chairman of the Board of Directors          March 29, 2000
----------------------------
Peter S. Balise


/s/  James M. Koller                   Chief Financial Officer                     March 29, 2000
----------------------------           (Principal Financial Officer
James M. Koller                        and Chief Accounting Officer)


/s/ Matt Butler                        Director                                    March 29, 2000
----------------------------
Matt Butler


/s/ Andrew J. Cahill                   Director                                    March 29, 2000
----------------------------
Andrew J. Cahill


/s/ J. William Wrigley                 Director                                    March 29, 2000
----------------------------
J. William Wrigley

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                         FORM 10-KSB - DECEMBER 31, 1999

                                INDEX TO EXHIBITS

Exhibit No.
-----------

  3.1   Amended and Restated Articles of Incorporation (1)

  3.2 Form of First Amendment to Amended and Restated Articles of Incorporation (1)

  3.3   Amended and Restated Bylaws (1)

  4.1   Form of Representative's Warrant Agreement (1)

  4.2   Form of Common Stock Certificate (2)

  4.3 Form of Warrants (for purchase of Internet address known as "attorneys.com") (3)

  4.4 Form of Notes (for purchase of Internet address known as "attorneys.com") (3)

  4.5   Form of Warrants (for acquisition of intangible asset) (4)

 10.1   1996 Stock Plan (2)

 10.2   Agreement to Sell College Directory Publishing, Inc. (5)

 10.3   Form of Employment Agreement of Peter S. Balise

 10.4   Agreement to purchase Internet address known as "attorneys.com" (3)

 10.5   Financial Public Relations Services Agreement (3)

 10.6   Consulting Agreement

 21.0   Subsidiaries of the Registrant

 23.0   Consent of Ernst & Young LLP

 27.0   Financial Data Schedule

       (1) Contained in the Registration Statement on Form SB-2 filed on March 11, 1996

       (2) Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996

       (3) Contained in the Registration Statement on Form S-3/A No. 1 filed on December 14, 1999

       (4) Contained in the Registration Statement on Form S-3/A No. 2 filed on February 7, 2000

       (5) Contained in the Annual Report on Form 10-KSB filed on April 15, 1998