Form 10QSB
period 2000-03-31
PUBLISHING CO OF NORTH AMERICA INC
filed 2000-05-15
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               --------------------

                                   FORM 10-QSB


        [X]    Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934.


               For the quarterly period ended March 31, 2000

                           Commission File No. 0-27994


                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              FLORIDA                                        59-3203301
              -------                                        ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Number)


                              186 P.C.N.A. PARKWAY
                              LAKE HELEN, FL 32744
                                  904-228-1000
                          -----------------------------
                          (Address and telephone number
                         of principal executive offices)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                              Outstanding at March 31, 2000
---------------------------                  -----------------------------
Common Stock:  no par value                            4,228,033


Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No
================================================================================

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



                                      INDEX


                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
            as of March 31, 2000 (unaudited) and December 31, 1999            3

         Consolidated Statements of Operations
            for the three months ended March 31, 2000 and 1999 (unaudited)    4

         Consolidated Statements of Cash Flows
            for the three months ended March 31, 2000 and 1999 (unaudited)   5-6

         Notes to unaudited consolidated interim financial statements       7-10


ITEM 2.  Management's Discussion and Analysis of Interim Financial
            Condition and Results of Operations                            11-14




                           PART II - OTHER INFORMATION

ITEM 5.  Other Information                                                   15


ITEM 6.  Exhibits and Reports on Form 8-K                                    15

         Exhibit 27 - Financial data schedule

                 THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000


                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,    DECEMBER 31,
                                                                  2000           1999
                                                              -----------    -----------
ASSETS                                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents                                $ 4,221,276    $ 2,095,866
     Accounts receivable, less allowance for doubtful
        accounts of $129,865 at March 31, 2000
        and $153,901 at December 31, 1999                         230,994        246,952
     Directories in progress                                      223,197        164,309
     Other current assets                                         166,697        175,067
                                                              -----------    -----------
Total current assets                                            4,842,164      2,682,194

Property and equipment, net                                     1,231,325      1,217,894
Investment in AroundCampus, Inc.                                  200,000        200,000
Other assets                                                      301,349        213,676
                                                              -----------    -----------
Total assets                                                  $ 6,574,838    $ 4,313,764
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $   143,387    $   247,827
     Accrued expenses                                             637,240        169,999
     Deferred revenue                                             589,295        492,574
     Mortgage payable                                              53,333         53,333
                                                              -----------    -----------
Total current liabilities                                       1,423,255        963,733

Notes payable                                                     100,000        100,000
Mortgage payable after one year                                   573,334        586,667
                                                              -----------    -----------
Total liabilities                                               2,096,589      1,650,400

Shareholders' equity:
     Common shares, no par value:
        15,000,000 shares authorized; 5,862,333 shares
        issued at March 31, 2000; 4,925,020
        shares issued at December 31, 1999                      8,214,654      5,914,416
     Paid-in capital for stock warrants                           143,912         26,208
     Accumulated deficit                                       (2,720,260)    (2,115,871)
     Unearned compensation, net                                    (1,355)        (2,687)
     Treasury stock; 1,634,300 shares, at cost                 (1,158,702)    (1,158,702)
                                                              -----------    -----------
Total shareholders' equity                                      4,478,249      2,663,364
                                                              -----------    -----------
Total liabilities and shareholders' equity                    $ 6,574,838    $ 4,313,764
                                                              ===========    ===========

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                             THREE MONTHS ENDED
                                                                        MARCH 31,          MARCH 31,
                                                                          2000               1999
                                                                       -----------        -----------
Net sales                                                              $ 1,169,367        $ 1,428,267

Costs and expenses:
     Production                                                            393,193            332,729
     Marketing and selling                                                 509,605            623,306
     Depreciation                                                           29,433             33,158
     Amortization                                                           15,343              6,180
     General and administrative                                            854,834            415,179
                                                                       -----------        -----------
                                                                         1,802,408          1,410,552
                                                                       -----------        -----------

Income (loss) from operations                                             (633,031)            17,715

Interest income, net                                                        28,652             10,601
                                                                       -----------        -----------

Net income (loss)                                                      $  (604,389)       $    28,316
                                                                       ===========        ===========

Net income (loss) per common share - basic                             $     (0.16)       $      0.01
                                                                       ===========        ===========
Net income (loss) per common share - diluted                           $     (0.16)       $      0.01
                                                                       ===========        ===========

Shares used in computing net income (loss) per share - basic             3,729,940          3,253,613
                                                                       ===========        ===========
Shares used in computing net income (loss) per share - diluted           3,729,940          3,435,114
                                                                       ===========        ===========

                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED
                                                                     MARCH 31,             MARCH 31,
                                                                       2000                  1999
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                   $  (604,389)          $    28,316
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
     Depreciation and amortization                                       44,776                39,338
     Accretion of unearned compensation                                   1,332                   915
     Bad debt expense                                                    30,302               101,791
     Proceeds from the exercise of stock options                         48,618                 2,600
     Exchange of common stock for services                                   --                 6,299
     Issuance of stock warrants in exchange for goods and services       16,704                    --
     Increase in accounts receivable                                    (14,344)              (23,728)
     (Increase) decrease in directories in progress                     (58,888)               56,587
     (Increase) decrease in other assets                                  5,346                 6,536
     Decrease in accounts payable                                      (104,440)              (65,068)
     Decrease in income taxes payable                                        --                (4,000)
     Increase in accrued expenses                                       467,241                83,818
     Increase (decrease) in deferred revenue                             96,721              (169,960)
                                                                    -----------           -----------
Net cash (used in) provided by operating activities                     (71,021)               60,844

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                (41,856)               (5,080)
                                                                    -----------           -----------
Net cash provided by (used in) investing activities                     (41,856)               (5,080)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                                    (13,333)              (13,333)
     Proceeds from the sale of common stock                           2,251,620                    --
     Purchase of treasury stock                                              --               (29,219)
                                                                    -----------           -----------
Net cash provided by (used in) financing activities                   2,238,287               (39,952)
                                                                    -----------           -----------
Net increase in cash and cash equivalents                             2,125,410                15,812
Cash and cash equivalents at beginning of period                      2,095,866             2,331,633
                                                                    -----------           -----------
Cash and cash equivalents at end of period                          $ 4,221,276           $ 2,347,445
                                                                    ===========           ===========

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)







                                                                          THREE MONTHS ENDED
                                                                       MARCH 31,      MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION                                       2000           1999
                                                                       -----------------------

Interest paid                                                          $ 13,470       $ 12,898
                                                                       ========       ========

Exchange of advertising for supplies and equipment                     $ 11,871       $  6,319
                                                                       ========       ========

Issuance of stock warrants in exchange for intangible property         $101,000           --
                                                                       ========       ========

Reduction of accounts payable by issuance of common stock                  --         $ 33,950
                                                                       ========       ========






                             See accompanying notes.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      1. Basis of Presentation

The accompanying unaudited consolidated financial statements of The Publishing Company of North America, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year.

The Company operates in one reportable business segment, the publishing of membership directories for bar associations and the selling of advertising in those directories, with respect to the segment disclosure requirement of FAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

      2. Consolidation

The consolidated financial statements include the accounts of The Publishing Company of North America, Inc., and its wholly-owned subsidiaries PCNA Communications Corporation since its incorporation on October 14, 1998 and Attorneys.com, Inc. (formerly Attorneys Online, Inc.) since its incorporation on February 15, 1999 (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

      3. Cash and Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      4. Accounts Receivable

Accounts receivable are comprised primarily of amounts due from advertisers in bar association directories and the online vendor directory. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

      5. Investment in AroundCampus, Inc.

The investment in AroundCampus, Inc. ("ACI") (formerly College Directory Publishing Corporation) is accounted for on the cost basis as the Company does not participate in ACI's management.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      6. Intangible Assets and Amortization

Intangible assets, which are comprised of purchased software, Internet web site addresses, and rights to use of a particular toll-free telephone number are recorded at cost and included in other assets. The cost is amortized over an estimated useful life of five years using the straight-line method.

      7. Revenue Recognition

Revenues and related costs are recorded by the Company upon shipment of directories. Upfront non-refundable payments received for Internet advertising and costs are recognized upon the release of the advertisement on the website. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

Staff Accounting Bulletin No. 101 (SAB101), "Revenue Recognition", was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees over the life of the related contract. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than the second quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will have an impact on its future operating results as it relates to the up-front non-refundable payments received in connection with contracts. The historical financial statements reflect revenues of approximately $389,000 through December 31, 1999 and $54,000 in first quarter 2000. Upon adoption of SAB 101, the Company will be required to record these revenues over the life of the related agreement, as defined.

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

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      10. Common Stock Outstanding at March 31, 2000

In February 2000, the Company sold a total of 790,513 shares of its common stock to four investment funds in exchange for $2,000,000. As of March 31, 2000 the shares had not been issued due to delays in receiving the transfer instructions. The shares are shown as outstanding on the cover page of this report and on the Company's balance sheet as of March 31, 2000. They also are included in the calculation of the basic and diluted loss per share for the most recent period (see Note 11. Earnings Per Share).

      11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS Number 128, "Earnings Per Share":

                                                              Three months ended March 31,
                                                                  2000           1999
                                                               -----------    -----------
      Numerator:
           Net income (loss) from continuing operations        $  (604,389)   $    28,316
                                                               -----------    -----------
           Numerator for basic earnings per share -
              income (loss) available to common shareholders   $  (604,389)   $    28,316

           Effect of dilutive securities                              --             --
                                                               -----------    -----------
              Numerator for diluted earnings per share -
                  income (loss) available to common
                  shareholders after assumed conversions       $  (604,389)   $    28,316

      Denominator:
           Denominator for basic earnings per share -
              weighted-average shares                            3,729,940      3,253,613

           Effect of dilutive securities - stock options              --          181,501
                                                               -----------    -----------
              Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions                            3,729,940      3,435,114

      Basic earnings (loss) per share                          $     (0.16)   $      0.01
                                                               ===========    ===========
      Diluted earnings (loss) per share                        $     (0.16)   $      0.01
                                                               ===========    ===========


In computing diluted loss per share for 2000, 463,859 common share equivalents were excluded from the diluted loss per share computation because their effect would have been antidilutive.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      12. Subsequent Events

In connection with the sale of its former subsidiary, College Directory Publishing, Inc. in June 1998, the Company received an interest-bearing promissory note in the amount of $100,000 due December 15, 2000. The note and all unpaid accrued interest was paid to the Company in April 2000.

In April 2000, the Company agreed to issue 360,000 unregistered shares of its common stock in exchange for the rights to use an intangible asset. The acquisition will result in a future non-cash operating expense of approximately $557,000 that will be amortized over five years, assuming the continued usage of the asset.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

      The following table sets forth the Company's results of operations for the quarters ended March 31, 2000 and 1999:

                                                   Three months ended March 31,                       Change       Change
                                               2000                            1999                    in $         in %
                                   ---------------------------------------------------------------------------------------
Net sales                          $ 1,169,367       100.0%       $ 1,428,267        100.0%        $(258,900)      (18.1)%
Costs and expenses:
      Production                       393,193        33.6%           332,729         23.3%           60,464        18.2%
      Marketing and selling            509,605        43.6%           623,306         43.6%         (113,701)      (18.2)%
      Depreciation                      29,433         2.5%            33,158          2.3%           (3,725)      (11.2)%
      Amortization                      15,343         1.3%             6,180          0.4%            9,163       148.3%
      General and administrative       854,834        73.1%           415,179         29.1%          439,655       105.9%
                                   ---------------------------------------------------------------------------------------
                                     1,802,408       154.1%         1,410,552         98.8%          391,856        27.8%
                                   ---------------------------------------------------------------------------------------
Income (loss) from operations         (633,041)     (54.1)%            17,715          1.2%         (650,756)
Interest income, net                    28,652         2.5%            10,601          0.7%           18,051
                                   --------------------------------------------------------------------------
Net income (loss)                  $  (604,389)     (51.7)%       $    28,316          2.0%        $(632,705)


      In the first quarter of 2000, we published 20 directories that generated an average of $56,000 per directory in revenues. In the same period in 1999 we published 16 directories at an average of $89,000 per directory in revenues. During 1998, we began to transition our agreements with bar associations to our Directory Participation Program ("DPP") by which directories may be purchased by either individual members or the association. Up until that time, nearly all agreements were under our "free directory program" by which directories are provided to all members of a professional association at no charge to either the individual members or the association. Directory sales represented $113,000 of our first quarter 2000 revenues and $72,000 of our first quarter 1999 revenues. We published approximately one-half of our directories under the DPP in 1999, 40% in the first quarter 2000 and approximately 30% in the first quarter 1999. The DPP reduces the number of directories that must be printed and distributed. This acts as a disincentive to advertisers for whom distribution is a significant issue in their buying decision. We believe that in the last half of 1999 and the first quarter of 2000, as some directories were published in their second year under the DPP, the reduced distribution had a negative effect upon advertising sales. This effect of the DPP can not be isolated and quantified because of the numerous other variables that have an effect. However, we believe that the DPP is a significant contributor to a trend in lower average revenues per directory.

      Historically, we have published a very low percentage of our directories independent of a contract with a bar or medical association. We are expanding our publication of these "independent" directories to approximately 20 in 2000. Attorney and other information that we typically include in our directories is legally available from a variety of sources. Since we are not bound to the terms of a publishing contract, we have much greater flexibility in content, design, and schedule. We believe these proprietary directories

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000


RESULTS OF OPERATIONS (CONTINUED)
---------------------

will replace our less profitable association contracts while we maintain and grow our more profitable association contracts. In publishing these independent directories, we believe that we will be able to more effectively brand and market our future Internet products.

      In first quarter 2000 we recognized approximately $54,000 of Internet advertising revenues; there were no Internet advertising revenues in first quarter 1999. Currently, we are selling our Internet advertising in conjunction with our print directory advertising. In the future, we intend to sell Internet advertising independent of our print directory sales effort.

      The decrease in average revenues per directory from year to year was the most significant factor in the increase in production costs as a percentage of revenues in 2000. Twelve of the 16 directories published in the first quarter of 1999 were published again in the first quarter of 2000. For these directories, third-party production costs rose $6,000 while revenues decreased $350,000; therefore, the decrease in revenues was much more significant than the increase in costs. Also significant in the most recent quarter was that the eight new directories published in first quarter 2000 had third-party production costs that were $62,000 higher than the four directories they replaced from first quarter 1999. This was primarily because the eight new directories averaged nearly three times the number of directories printed and distributed than the four directories they replaced.

      General and administrative expenses more than doubled in the most recent quarter from the same period a year earlier. Of the $440,000 increase, $403,000 was for professional services, of which $373,000 related to the contracting of a leading management consulting firm, McKinsey and Company, to provide comprehensive consulting services relating to the further development and launch of Attorneys.com, our new legal portal to debut later this year. Approximately one-half of this expense will be paid in cash and the other half in common stock of the Company. We also incurred $25,000 of expense relating to financial public relations consultants in the first quarter of 2000 that were not incurred in the same period a year earlier.

      In January 2000 we acquired the rights to an intangible asset in exchange for the issuance of four-year warrants to purchase 100,000 shares of our common stock at $2.188 per share. A non-cash operating expense of approximately $101,000 is being amortized over five years, assuming continued use of the asset. In April 2000 we acquired the rights to another intangible asset in exchange for 360,000 unregistered shares of our common stock. The acquisition will result in a future non-cash operating expense of approximately $557,000 that will be amortized over the next five years. We purchased these rights to have the assets available for use as part of our future Internet strategy.

      A significant amount of our expense in the most recent quarter was directly related to the development of our Internet strategy. As described above, $373,000 of

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



RESULTS OF OPERATIONS (CONTINUED)
---------------------

expense for professional services in the most recent quarter directly related to the Internet strategy development. Amortization expense related to intangible assets for the Internet business was approximately $11,000 in the most recent quarter, compared to approximately $1,000 for first quarter 1999. Management estimates that approximately $114,000 of executive management expense was invested in the Internet strategy in first quarter 2000, compared to approximately $23,000 in the same period in 1999. Accordingly, approximately $498,000 of the current period's expense is related to our Internet strategy, compared to $24,000 for the same period a year earlier. In addition to the expenses related to our Internet strategy, a material part of our loss in the most recent quarter also arose from our traditional print directory business that was marginally profitable in first quarter 1999.

      Our strategy, that began in late 1998, to develop an Internet business has had and will continue to have a significant impact upon our operating results. During the second quarter of 2000 we will incur more than $400,000 of expense related to the management consulting services discussed above for Attorneys.com. Our CEO has been largely dedicated to the Internet strategy and a majority of the time of our other executive management has been invested there as well. We do expect to see improvement in our print directory operations in the latter half of 2000; however, the costs associated with the start-up of our Internet business will significantly overshadow any possible revenues from the Internet business in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Company's cash and equivalents increased $2,125,410 to $4,221,276 at March 31, 2000 from $2,095,866 at December 31, 1999. Most of these funds are invested in money market funds.

      In January 2000, a member of our board of directors purchased 115,000 shares of our common stock at the then current market price of $2.188 per share for a total of $251,620. In February 2000, we sold a total of 790,513 shares of our common stock to four investment funds in exchange for $2,000,000. Both the director and the investment funds acquired their common stock for investment, and they did not receive any registration rights.

      Our net loss of $604,000 in the most recent quarter did not affect our cash balance commensurately due primarily to the increase of $467,000 in accrued expenses during the period; however, nearly all of the increase in accrued expenses is expected to be paid out during the next quarter.

      Our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months. We can not estimate at this time how much of our existing cash resources we will use in our new Internet business strategy. We are pursuing discussions with various possible sources of additional capital in connection with our plans to launch our new Internet business later this year. We cannot assure you that any of these discussions will lead to agreements or that we will be able to raise additional capital.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000


YEAR 2000 CONSIDERATIONS
------------------------

      In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change, including the occurrence of February 29th. We expensed less than $25,000 during 1999 in connection with remediating our systems. We are not aware of any problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements made above relating to our expansion of our independent directories, to these independent directories replacing our less profitable association contracts while we maintain and grow our more profitable association contracts, to our ability to more effectively brand and market our future Internet products in our independent directories, to our new Internet sales effort being independent of our print directory sales effort, to our expectation to see improvement in our print directory operations in the latter half of 2000, to our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, to our plans to raise additional capital, and to our plans to launch our new Internet business later this year are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to achieve acceptable sales volumes and gross margins in our new independent directories,
2) our ability to successfully gain recognition and usage of our new independent directories, 3) our ability to create and maintain an effective and efficient sales force for our new Internet products which is independent of our print directory sales force, 4) the ability of our management to implement and expand our Internet strategy without using all of our cash resources, 5) unexpected downturns in our print directory business, including national and local economic factors that will reduce advertising sales 6) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 7) whether the capital markets find our current business or our plans for our new Internet business acceptable for investment, 8) the intense competition we face both in our current and planned business and in the market for raising additional capital, 9) our ability to convince sources of capital that our management is able to carry out its new business strategy, 10) our ability to successfully negotiate, contract and work with other companies to provide site development, content or management, and 11) our ability to successfully achieve the technical requirements of the site as intended.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000



                           PART II - OTHER INFORMATION



ITEM 5.  Other Information

         Not applicable.




ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

                  1.  Exhibit 27 - Financial Data Schedule

         b. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                          FORM 10-QSB - MARCH 31, 2000




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2000 by the undersigned, thereunto duly authorized.


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