Form 10QSB
period 2000-06-30
ATTORNEYS COM INC
filed 2000-08-14
CIK 1010615

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                  For the quarterly period ended June 30, 2000


                           Commission File No. 0-27994
                           ___________________________

                               ATTORNEYS.COM, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                           59-3203301
            -------                                           ----------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                              186 P.C.N.A. PARKWAY
                              LAKE HELEN, FL 32744
                                  904-228-1000
                                  ------------
                          (Address and telephone number
                         of principal executive offices)

                  THE PUBLISHING COMPANY OF NORTH AMERICA, INC.
                  ---------------------------------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  X Yes    No
                                 ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


             Class                                Outstanding at July 31, 2000
  ---------------------------                     ----------------------------
  Common Stock:  no par value                               4,884,531


Transitional Small Business Disclosure Format (check one):        Yes  X No
                                                               ---    ---

================================================================================

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000


                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
             as of June 30, 2000 (unaudited) and December 31, 1999             3

         Consolidated Statements of Operations
             for the three and six months ended June 30, 2000
             and 1999 (unaudited)                                              4

         Consolidated Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999 (unaudited)   5 - 6

         Notes to unaudited consolidated interim financial statements     7 - 10

ITEM 2.  Management's Discussion and Analysis of Interim Financial
             Condition and Results of Operations                         11 - 14


                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Securities Holders                15

ITEM 5.  Other Information                                                    15

ITEM 6.  Exhibits and Reports on Form 8-K                                     15

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000


                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,          DECEMBER 31,
                                                                         2000                  1999
                                                           ----------------------------------------
ASSETS                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                     $3,550,514            $2,095,866
     Accounts receivable, less allowance for doubtful
          accounts of $132,117 at June 30, 2000
          and $153,901 at December 31, 1999                           263,638               246,952
     Directories in progress                                          220,058               164,309
     Other current assets                                             210,972               175,067
                                                           -----------------------------------------
Total current assets                                                4,245,182             2,682,194

Property and equipment, net                                         1,204,522             1,217,894
Investment in AroundCampus, Inc.                                      200,000               200,000
Intangible assets                                                     913,067               116,667
Other assets                                                           91,249                97,009
                                                           -----------------------------------------
Total assets                                                       $6,654,020            $4,313,764
                                                           =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $269,797              $247,827
     Accrued expenses                                                 307,990               169,999
     Deferred revenue                                                 580,715               492,574
     Mortgage payable                                                  53,333                53,333
                                                           -----------------------------------------
Total current liabilities                                           1,211,835               963,733

Notes payable                                                         100,000               100,000
Mortgage payable after one year                                       560,000               586,667
                                                           -----------------------------------------
Total liabilities                                                   1,871,835             1,650,400

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 6,528,431 shares
          issued at June 30, 2000; 4,925,020 shares
          issued at December 31, 1999                               9,522,385             5,914,416
     Paid-in capital for stock warrants                               180,435                26,208
     Accumulated deficit                                           (3,740,614)           (2,115,871)
     Unearned compensation, net                                        (1,064)               (2,687)
     Treasury stock, at cost; 1,644,300 shares at June 30,
          2000; 1,634,300 shares at December 31, 1999              (1,178,957)           (1,158,702)
                                                           -----------------------------------------
Total shareholders' equity                                          4,782,185             2,663,364
                                                           -----------------------------------------
Total liabilities and shareholders' equity                         $6,654,020            $4,313,764
                                                           =========================================

                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,            JUNE 30,            JUNE 30,          JUNE 30,
                                                       2000                1999                2000              1999
                                           -------------------------------------   ----------------------------------

Net sales                                        $1,201,910          $1,446,711          $2,371,277        $2,874,978

Costs and expenses:
     Production                                     514,421             331,540             907,614           664,269
     Marketing and selling                          629,881             626,718           1,139,486         1,250,024
     Depreciation                                    28,956              32,020              58,389            65,178
     Amortization                                    36,643               5,827              51,986            12,007
     General and administrative                   1,055,484             436,273           1,910,318           851,452
                                           -------------------------------------   ----------------------------------
                                                  2,265,385           1,432,378           4,067,793         2,842,930
                                           -------------------------------------   ----------------------------------
Income (loss) from operations                    (1,063,475)             14,333          (1,696,516)           32,048

Interest income, net of expense                      43,121              14,379              71,773            24,980
                                           -------------------------------------   ----------------------------------
Income (loss) before provision
   for income taxes                              (1,020,354)             28,712          (1,624,743)           57,028

Provision for income taxes                              ---              (2,204)                ---            (2,204)
                                           -------------------------------------   ----------------------------------
Net income (loss)                               ($1,020,354)            $26,508         ($1,624,743)          $54,824
                                           =====================================   ==================================


Net income (loss) per common
   share
     Basic                                          ($0.22)               $0.01              ($0.39)            $0.02
                                          ======================================   ==================================

     Diluted                                        ($0.22)               $0.01              ($0.39)            $0.02
                                          ======================================   ==================================

Shares used in computing net
   income (loss) per share
     Basic                                        4,591,349            3,263,949          4,160,645         3,258,810
                                           =====================================   ==================================
     Diluted                                      4,591,349            3,462,418          4,160,645         3,445,427
                                           =====================================   ==================================


                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                   JUNE 30,             JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                  2000                 1999
                                                           --------------------------------------
Net (loss) income                                              ($1,624,743)             $54,824
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
     Depreciation and amortization                                 110,375               77,185
     Accretion of unearned compensation                              1,623                1,831
     Bad debt expense                                               96,645              196,666
     Exchange of common stock for goods and services               581,971                6,299
     Exchange of stock warrants for goods and services              41,977                  ---
     Increase in accounts receivable                              (113,331)            (109,853)
     (Increase) decrease in directories in progress                (55,749)             144,756
     Increase in intangible and other assets                       (41,529)             (25,367)
     Increase (decrease) in accounts payable                        21,970              (29,031)
     Increase (decrease) in accrued expenses                       137,991               (6,082)
     Decrease in income taxes payable                                  ---              (70,296)
     Increase (decrease) in deferred revenue                        88,141             (417,252)
                                                           ---------------------------------------
Net cash used in operating activities                             (754,659)            (176,320)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (44,009)             (16,488)
                                                           ---------------------------------------
Net cash used in investing activities                              (44,009)             (16,488)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                               (26,667)             (26,666)
     Proceeds from the sale of common stock                      2,251,620                  ---
     Proceeds from the exercise of stock options                    48,618                4,400
     Purchase of treasury stock                                    (20,255)             (29,218)
                                                           ---------------------------------------
Net cash provided by (used in) financing activities              2,253,316              (51,484)

Net increase (decrease) in cash and cash equivalents             1,454,648             (244,292)
Cash and cash equivalents at beginning of period                 2,095,866            2,331,633
                                                           ---------------------------------------
Cash and cash equivalents at end of period                      $3,550,514           $2,087,341
                                                           =======================================


                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                               JUNE 30,             JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                                2000                 1999
                                                                       ---------------------------------------
Cash paid during the period for:
     Interest                                                                  $27,447              $25,585
                                                                       =======================================
Supplemental noncash activities:

     Exchange of advertising for supplies and equipment                        $15,506              $15,053
                                                                       =======================================

     Issuance of stock warrants in exchange for intangible property           $101,000                  ---
                                                                       =======================================

     Issuance of common stock in exchange for intangible property             $737,010                  ---
                                                                       =======================================

     Reduction of accounts payable by issuance of common stock                    ---              $33,950
                                                                       =======================================



                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Attorneys.com, Inc. (formerly The Publishing Company of North America, Inc. until June 5, 2000) and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the 1999 financial statements have been reclassified to conform to the presentation adopted in 2000.

The Company currently operates in one reportable business segment, the publishing of membership directories for bar associations and the selling of advertising in those directories, with respect to the segment disclosure requirement of FAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company is currently designing and developing an Internet business. Once operational, management anticipates reporting this business as a separate reportable segment.

         2.  Consolidation

The consolidated financial statements include the accounts of Attorneys.com, Inc., and its wholly-owned subsidiaries PCNA Communications Corporation since its incorporation on October 14, 1998 and Attorneys Online, Inc. since its incorporation on February 15, 1999 (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

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

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         5.  Investment in AroundCampus, Inc.

The investment in AroundCampus, Inc. ("ACI") (formerly College Directory Publishing Corporation) is accounted for on the cost basis as the Company has a non-controlling interest in ACI.

         6.  Intangible Assets and Amortization

Intangible assets, which are comprised of Internet web site addresses and rights to use of particular toll-free telephone numbers, are recorded at cost. The cost is amortized over an estimated useful life of five years using the straight-line method.

         7.  Revenue Recognition

Revenues and related costs are recorded by the Company upon shipment of directories. Up-front non-refundable payments received for Internet advertising and costs are recognized upon the release of the advertisement on the web site. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

Staff Accounting Bulletin No. 101 (SAB101), "Revenue Recognition", was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees over the life of the related contract. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than the fourth quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will have an impact on its future operating results as it relates to the up-front non-refundable payments received in connection with Internet advertising contracts. The historical financial statements reflect revenues of approximately $389,000 beginning August 3, 1999 (when the web site was launched) through December 31, 1999, and $69,000 in the first half of 2000. Upon adoption of SAB 101, the Company will be required to record these revenues over the life of the related agreement. The impact of SAB 101 will be to reduce 1999 revenues to approximately $119,000 and to increase revenues for the first half of 2000 to approximately $217,000. The cumulative difference of $122,000 will be amortized over future periods.

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

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         8.  Stock-based Compensation (continued)

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although the Company does not expect the impact, if any, to be material to its financial statements.

         9.  Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         10.  Common Stock Outstanding at June 30, 2000

During 2000 the Company entered into a number of contracts for professional services which provide for a portion of the fees to be paid as shares of the Company's common stock. As of June 30, 2000 a total of 171,098 shares had been earned but not yet issued primarily because the computation could be made only after that date. The shares are shown as outstanding on the cover page of this report and on the Company's consolidated balance sheet as of June 30, 2000. They also are included in the calculation of the basic and diluted loss per share for the most recent period (see Note 11. Earnings Per Share).

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         11.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS Number 128, "Earnings Per Share":


                                                          Three months ended June 30,        Six months ended June 30,
                                                                 2000           1999              2000           1999
                                                       -----------------------------   ------------------------------
Numerator:
    Net income (loss) from continuing operations          ($1,020,354)       $26,508       ($1,624,743)       $54,824
                                                       -----------------------------   ------------------------------
    Numerator for basic earnings per share - income
      (loss) available to common shareholders             ($1,020,354)       $26,508       ($1,624,743)       $54,824
    Effect of dilutive securities                                 ---            ---               ---            ---
                                                       -----------------------------   ------------------------------
      Numerator for diluted earnings per share -
        income (loss) available to common
        shareholders after assumed conversions            ($1,020,354)       $26,508       ($1,624,743)       $54,824

Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                               4,591,349      3,263,949         4,160,645      3,258,810
    Effect of dilutive securities - stock options                 ---        198,469               ---        186,617
                                                       -----------------------------   ------------------------------
      Denominator for diluted earnings per share -
        Adjusted weighted-average shares and
        assumed conversions                                 4,591,349      3,462,418         4,160,645      3,445,427

Basic earnings per share                                       ($0.22)         $0.01            ($0.39)         $0.02
                                                       =============================   ==============================
Diluted earnings per share                                     ($0.22)         $0.01            ($0.39)         $0.02
                                                       =============================   ==============================

In computing diluted loss per share for the three months ended June 30, 2000, 353,236 common share equivalents were excluded from the diluted loss per share computation because their effect would have been antidilutive. For the six months ended June 30, 2000, 416,640 common share equivalents were excluded from the computation for the same reason.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Our results of operations for the three and six months ended June 30, 2000 were heavily affected by expenses relating to the design and development of our new Internet business which is planned for launch later this year. In contrast to the consolidated statements of operations on page four of this report, the table below shows our operating results in which the costs relating to the development of the new Internet business are shown separately:

                                              Quarter ended                 Quarter ended                 Change  Change
                                              June 30, 2000                 June 30, 1999                  in $s    as %
                                        --------------------------    -------------------------   ------------------------
Net sales                                   $1,201,910   100.0%           $1,446,711    100.0%         ($244,801)  (16.9%)
Costs and expenses:
     Production                                411,560    34.3%              331,540     22.9%            80,020    24.1%
     Marketing and selling                     573,552    47.7%              626,718     43.3%           (53,166)   (8.5%)
     Depreciation                               28,956     2.4%               32,020      2.2%            (3,064)   (9.6%)
     Amortization                                4,983     0.4%                5,827      0.4%              (844)  (14.5%)
     General and administration                474,868    39.5%              436,273     30.2%            38,595     8.8%
     New Internet business devpt.              771,466    64.2%                  ---      0.0%           771,467
                                        --------------------------    -------------------------   -------------------------
                                             2,265,385   188.5%            1,432,378     99.0%           833,008    58.2%
                                        --------------------------    -------------------------   -------------------------
Income (loss) from operations               (1,063,475)  (88.5%)              14,333      1.0%        (1,077,809)
Other income, net                               43,121     3.6%               14,379      1.0%            28,742
                                        --------------------------    -------------------------   ---------------
Income (loss) before taxes                  (1,020,354)  (84.9%)              28,712      2.0%        (1,049,067)

                                            Six months ended              Six months ended                Change  Change
                                              June 30, 2000                June 30, 1999                   in $s      as %
                                        ---------------------------   -------------------------   --------------------------
Net sales                                   $2,371,277   100.0%           $2,874,978    100.0%         ($503,701)  (17.5%)
Costs and expenses:
     Production                                804,753    33.9%              664,269     23.1%           140,484    21.1%
     Marketing and selling                   1,083,157    45.7%            1,250,024     43.5%          (166,867)  (13.3%)
     Depreciation                               58,389     2.5%               65,178      2.3%            (6,789)  (10.4%)
     Amortization                               10,276     0.4%               12,007      0.4%            (1,731)  (14.4%)
     General and administration                737,440    31.1%              851,452     29.6%          (114,012)  (13.4%)
     New Internet business devpt.            1,373,778    57.9%                  ---      0.0%         1,373,778
                                        ---------------------------   -------------------------   --------------------------
                                             4,067,793     171.5%           2,842,930     98.9%         1,224,863    43.1%
                                        ---------------------------   -------------------------   --------------------------
Income (loss) from operations              (1,696,516)    (71.5%)             32,048      1.1%        (1,728,564)
Other income, net                              71,773       3.0%              24,980      0.9%            46,793
                                        ---------------------------   -------------------------   ---------------
Income (loss) before taxes                 (1,624,743)    (68.5%)             57,028      2.0%        (1,681,771)

         In addition to the expenses related to our Internet business development, expenses relating to our traditional print directory business accounted for 27% and 19% of the loss from operations for the most recent three and six months, respectively. Our traditional print directory business was marginally profitable in the same periods in 1999.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000


RESULTS OF OPERATIONS (CONTINUED)
---------------------

         In the second quarter of 2000 we published 24 directories with average advertising revenues per directory of $49,464. In the same period a year earlier, we published 21 directories with average advertising revenues per directory of $68,891. Revenues for the online vendor directory that we started in mid-1999 were $14,776 in the most recent quarter; we had no online vendor directory revenues in the same period last year. Sales of directories accounted for $73,728 of our second quarter 2000 revenues, compared to $84,163 for the same period a year earlier. During the most recent quarter, six of the directories we published were independent of any official bar association sponsorship. Advertising in these is somewhat more difficult to sell, at least initially, because of the lack of being an "official" bar association directory; these had average advertising revenues per directory of $37,773 in their first year of publication. Survey cards were included in the directories; the surveys that have been returned to us indicate a very favorable evaluation of the directories. We believe that as our independent proprietary directories become known in their respective communities, their revenues will increase over that of the first year's publication. We also believe that we will be able to more effectively brand and market our future Internet products in these independent directories. Also affecting the most recent quarter were four "official" directories that had average revenues of only $12,163; we cancelled these directories from future publication. We will replace them in our schedule with our own additional proprietary directories in geographic areas having more favorable demographics.

         In the first half of 2000 we published 44 directories with average advertising revenues per directory of $52,326, compared to the first half of 1999 in which we published 37 directories with average advertising revenues per directory of $77,702. Revenues for our online vendor directory were $68,912 in the first half of 2000; there were no such revenues in the first half of 1999. Sales of directories accounted for $186,869 of revenues in the first half of 2000, compared to $156,134 for the same period a year earlier.

         Production costs, excluding items relating to our Internet business development, rose in the most recent quarter from the same quarter in 1999 due largely to an increase in our printing costs. These costs rose primarily because of an increase in average printing costs per directory and secondarily due to the three additional directories published in the most recent quarter as compared to the second quarter in 1999. Average printing costs per directory in the second quarter of 2000 were $9,510 compared to $7,215 in the second quarter of 1999. Our new independent directories bore a higher average printing cost than those directories they replaced from the second quarter in 1999 for several reasons. We printed and distributed greater quantities of these in order to gain a larger user base. Our attorney listings were not limited only to members of the bar association; and we added more information that we believe is useful to attorneys. We believe that greater circulation and expanded content will provide for higher product recognition and usage that will translate into increased future revenues that will more than offset the higher printing costs. These same reasons were the basis for the increase in production costs in the six-month periods.

         Marketing and selling expenses, excluding items relating to our Internet business development, decreased in both the three and six months ended June 30, 2000 from the respective periods in 1999, but not in proportion to the decrease in revenues. Higher revenues allow for economies of scale as certain

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000


RESULTS OF OPERATIONS (CONTINUED)
---------------------

costs are fixed or only semi-variable with revenues. A decrease in revenues can be expected to cause diseconomies of scale.

         Amortization expense, excluding items relating to our Internet business development, decreased in both the three and six months ended June 30, 2000 from the respective periods in 1999. Since November 1999 we have acquired certain intangible assets valued at $940,610 to have the assets available for use as part of our future Internet strategy. All of these assets were acquired entirely, except for incidental expenses such as legal fees, through the issuance of unregistered common stock or warrants for unregistered common stock. Their cost is being amortized over an estimated useful life of five years. The amortization of these intangible assets accounted for non-cash charges of $31,660 and $41,710 in the three and six months ended June 30, 2000, respectively. A non-cash charge of $47,030 per quarter will be incurred until the costs of the intangibles is fully amortized or until the intangibles are deemed no longer useful, at which time their costs will be fully written off.

         General and administrative expense, excluding items relating to our Internet business development, rose slightly for most recent quarter but decreased somewhat for the most recent six months when compared to the respective periods a year earlier. The item having the most effect upon changes in G&A expense was bad debt, which was $66,343 and $96,645 for the most recent three and six months, compared to $94,874 and $196,666, respectively, a year earlier.

         As stated above, a significant amount of our expense in 2000 was directly related to the development of our future Internet strategy. We incurred related expenses of approximately $771,000 in the most recent quarter and $1,374,000 in the first half of 2000. Of the six-month amount, approximately $905,000 relates to management consulting and other professional services, $203,000 relates to payroll and related expenses, $103,000 relates to the design and development of our new web site, $56,000 relates to the development of our advertising strategy, $42,000 relates to the amortization of the cost of certain intangible assets; the balance of $65,000 is primarily legal expense relating to the numerous contracts that have been required. More than half of the expense for the six-month period was or will be paid in the form of unregistered company stock or warrants to purchase unregistered company stock. Based upon information at this time, we estimate third quarter expense for this project to be approximately $1,000,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Our balance of cash and cash equivalents at June 30, 2000 was $1,454,648 higher than at December 31, 1999 primarily because of two private sales of our unregistered common stock that raised $2,251,620 during the first quarter of this year. These transactions were discussed in our last report on Form 10-QSB. During the most recent quarter, our balance of cash and cash equivalents decreased $670,762. Of this, $360,000 was paid to a management consulting firm who provided services relating to the planning for our Internet business development. Another $164,577 was paid to a firm who is providing services relating to the design and development of our new web site that is planned for launch later this year. Most of the balance of the decrease in cash and cash equivalents in the most recent quarter related to our operating loss.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

         Most of our June 30, 2000 balance of cash and cash equivalents was invested in money market funds.

         Our net loss of $1,624,743 in the first half of 2000 has not affected our cash balance commensurately primarily because we have issued unregistered common stock and warrants for common stock in exchange for approximately $624,000 of the expenses we have incurred.

         We believe that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months. We can not estimate at this time how much of our existing cash resources we will use in our new Internet business strategy; we do not plan to make any commitments that would jeopardize our having sufficient cash balances for all of our operations. We cannot assure you we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.


FORWARD-LOOKING STATEMENTS
--------------------------

         The statements made above relating to our plans to launch our new Internet business later this year, to future revenues of our independent proprietary directories increasing over that of the first year's publication, to our ability to more effectively brand and market our future Internet products in our independent directories, to our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, to our plans or commitments not jeopardizing our having sufficient cash balances for all of our operations, and to our raising additional capital in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to successfully achieve the technical requirements of the site as intended; 2) our ability to successfully gain recognition and usage of our new independent directories; 3) the ability of our management to implement and expand our Internet strategy without using all of our cash resources, 4) unexpected downturns in our print directory business, including national and local economic factors that will reduce advertising sales 5) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 6) whether the capital markets find our current business or our plans for our new Internet business acceptable for investment, 7) the intense competition we face both in our current and planned business and in the market for raising additional capital, 8) and our ability to convince sources of capital that our management is able to carry out its new business strategy.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of our shareholders was held at our corporate offices in Lake Helen, Florida, on June 2, 2000. At that time the shareholders, by direct vote and by proxy, voted as shown in the following table:

                                                                             -----------------------------------------------
                                                                                         For        Against        Abstain
----------------------------------------------------------------------------------------------------------------------------
Item 1 - Re-election of Messrs. Matt Butler and J. William
         Wrigley as directors for three-year terms                                 3,270,451              -           12,825
----------------------------------------------------------------------------------------------------------------------------
Item 2 - Amendment to the Company's 1996 Stock Plan                                2,019,198         29,131           2,600
----------------------------------------------------------------------------------------------------------------------------
Item 3 - Amendment to the Articles of Incorporation
         changing the Company's name to Attorneys.com, Inc.                        3,271,176         11,900             200
----------------------------------------------------------------------------------------------------------------------------
Item 4 - Sale of more than 19.9% of the Company's common
         stock to a group of investment funds                                      2,031,047         15,875            4,007
----------------------------------------------------------------------------------------------------------------------------
Item 5 - Appointment of Ernst & Young LLP as independent
         auditors                                                                  3,256,901          7,000           19,375
----------------------------------------------------------------------------------------------------------------------------

         There was no other business brought at the meeting requiring a vote of the shareholders.

ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits, index

                  10.1     Amendment to consulting agreement
                  10.2     Web site development agreement dated May 24, 2000*
                  10.3     Letter of agreement dated June 1, 2000
                  27.0 Financial data schedule (filed electronically only with the SEC)

             * An application for confidential treatment of Exhibit A to this agreement was filed with the Commission on August 14, 2000.


         b. On June 7, 2000, we filed a report on Form 8-K to announce the change of our company name to Attorneys.com, Inc. effective June 5, 2000.

                               ATTORNEYS.COM, INC.
                           FORM 10-QSB - JUNE 30, 2000



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2000 by the undersigned, thereunto duly authorized.


                                         ATTORNEYS.COM, INC.


                                         /s/ Peter S. Balise
                                         ------------------------------------
                                         President (Chief Executive Officer)


                                         /s/ James M. Koller
                                         -------------------------------
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)