Form 10QSB
period 2000-09-30
ATTORNEYS COM INC
filed 2000-11-14
CIK 1010615

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-QSB


     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended September 30, 2000

                           Commission File No. 0-27994

                                ----------------



                               ATTORNEYS.COM, INC.
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



                             186 ATTORNEYS.COM COURT
                              LAKE HELEN, FL 32744
                                  904-228-1000
                          -----------------------------
                          (Address and telephone number
                         of principal executive offices)



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
     Yes [X]      No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                   Outstanding at November 10, 2000
---------------------------                     --------------------------------
Common Stock:  no par value                                  5,101,582


Transitional Small Business Disclosure Format (check one):   Yes [ ]      No [X]


================================================================================

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


                                      INDEX



                                                                            Page
                         PART I - FINANCIAL INFORMATION                     ----


ITEM 1.  Financial Statements

         Consolidated Balance Sheets
                  as of September 30, 2000 (unaudited)
                  and December 31, 1999                                       3

         Consolidated Statements of Operations
                  for the three and nine months ended
                  September 30, 2000 and 1999 (unaudited)                     4

         Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000
                  and 1999 (unaudited)                                    5 - 6

         Notes to Unaudited Interim Consolidated Financial Statements    7 - 10


ITEM 2.  Management's Discussion and Analysis of Interim
                  Financial Condition and Results of Operations         11 - 15





                           PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities                                          16 - 17

ITEM 5.  Other Information                                                   18

ITEM 6.  Exhibits and Reports on Form 8-K                                    18

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000

                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    2000              1999
                                                                 -----------       -----------
ASSETS                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                   $ 2,581,351       $ 2,095,866
     Accounts receivable, less allowance for doubtful
          accounts of $115,667 at September 30, 2000
          and $153,901 at December 31, 1999                          231,165           246,952
     Directories in progress                                         266,985           164,309
     Other current assets                                            349,003           175,067
                                                                 -----------       -----------
Total current assets                                               3,428,504         2,682,194

Property and equipment, net                                        1,178,375         1,217,894
Investment in AroundCampus, Inc.                                     200,000           200,000
Intangible assets, net                                             1,077,023           116,667
Other assets                                                          87,789            97,009
                                                                 -----------       -----------
Total assets                                                     $ 5,971,691       $ 4,313,764
                                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $   260,228       $   247,827
     Accrued expenses                                                260,485           169,999
     Deferred revenue                                                696,554           492,574
     Mortgage payable                                                 53,333            53,333
                                                                 -----------       -----------
Total current liabilities                                          1,270,600           963,733

Notes payable                                                        100,000           100,000
Mortgage payable after one year                                      546,667           586,667
                                                                 -----------       -----------
Total liabilities                                                  1,917,267         1,650,400

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 6,697,382 shares
          issued at September 30, 2000; 4,925,020 shares
          issued at December 31, 1999                              9,791,849         5,914,416
     Paid-in capital for stock warrants                              197,184            26,208
     Accumulated deficit                                          (4,751,998)       (2,115,871)
     Unearned compensation, net                                         (774)           (2,687)
     Treasury stock, at cost; 1,645,800 shares at September
          30, 2000; 1,634,300 shares at December 31, 1999         (1,181,837)       (1,158,702)
                                                                 -----------       -----------
Total shareholders' equity                                         4,054,424         2,663,364
                                                                 -----------       -----------
Total liabilities and shareholders' equity                       $ 5,971,691       $ 4,313,764
                                                                 ===========       ===========

                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                         -----------------------------       -----------------------------
                                            2000              1999              2000              1999
                                         -----------       -----------       -----------       -----------
Net sales                                $ 1,193,536       $ 1,423,123       $ 3,564,813       $ 4,298,101

Costs and expenses:
     Production                              428,793           280,846         1,336,407           945,115
     Marketing and selling                 1,234,213           681,603         2,373,699         1,931,627
     Depreciation                             27,461            30,708            85,850            95,886
     Amortization                            146,417             5,613           198,403            17,620
     General and administrative              402,199           430,046         2,312,517         1,281,498
                                         -----------       -----------       -----------       -----------
                                           2,239,083         1,428,816         6,306,876         4,271,746
                                         -----------       -----------       -----------       -----------
Income (loss) from operations             (1,045,547)           (5,693)       (2,742,063)           26,355

Other income, net                             34,163             9,814           105,936            34,794
                                         -----------       -----------       -----------       -----------

Income (loss) before provision            (1,011,384)            4,121        (2,636,127)           61,149
   for income taxes

Provision for income taxes                      --                --                --              (2,204)
                                         -----------       -----------       -----------       -----------

Net income (loss)                        ($1,011,384)      $     4,121       ($2,636,127)      $    58,945
                                         ===========       ===========       ===========       ===========

Net income (loss) per common share
     Basic                                    ($0.20)            $0.00            ($0.59)            $0.02
                                         ===========       ===========       ===========       ===========
     Diluted                                  ($0.20)            $0.00            ($0.59)            $0.02
                                         ===========       ===========       ===========       ===========

Shares used in computing net income
  (loss) per share
     Basic                                 4,966,259         3,276,677         4,431,143         3,264,831
                                         ===========       ===========       ===========       ===========
     Diluted                               4,966,259         3,653,010         4,431,143         3,497,564
                                         ===========       ===========       ===========       ===========






                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES                              2000               1999
                                                              ------------       ------------
Net (loss) income                                             ($ 2,636,127)      $     58,945
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
     Depreciation and amortization                                 284,253            113,506
     Gain on sale of equipment                                      (3,505)              --
     Accretion of unearned compensation                              1,913              2,746
     Bad debt expense                                               69,234            215,482
     Exchange of advertising for machinery and equipment            (1,899)            (3,084)
     Exchange of common stock for goods and services               703,303              6,299
     Exchange of stock warrants for goods and services              58,726               --
     Non-cash expense related to warrant issuances                    --               13,104
     Increase in accounts receivable                               (53,447)          (196,197)
     (Increase) decrease in directories in progress               (102,676)           171,163
     Increase in intangible and other assets                      (338,739)           (36,367)
     Increase (decrease) in accounts payable                        12,401            (36,099)
     Increase in accrued expenses                                   90,486             59,751
     Decrease in income taxes payable                                 --              (70,296)
     Increase (decrease) in deferred revenue                       203,980           (458,754)
                                                              ------------       ------------
Net cash used in operating activities                           (1,712,097)          (159,801)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (50,920)           (21,668)
     Sale of equipment                                              11,000               --
                                                              ------------       ------------
Net cash used in investing activities                              (39,920)           (21,668)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                               (40,000)           (40,000)
     Proceeds from the sale of common stock                      2,251,620               --
     Proceeds from the exercise of stock options                    49,018             40,319
     Purchase of treasury stock                                    (23,136)           (29,218)
                                                              ------------       ------------
Net cash provided by (used in) financing activities              2,237,502            (28,899)

Net increase (decrease) in cash and cash equivalents               485,485           (210,368)
Cash and cash equivalents at beginning of period                 2,095,866          2,331,633
                                                              ------------       ------------
Cash and cash equivalents at end of period                    $  2,581,351       $  2,121,265
                                                              ============       ============






                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)



                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                          2000            1999
                                                                         ----------      ----------
Cash paid during the period for:
     Interest                                                            $   41,659      $   38,717
                                                                         ==========      ==========

Supplemental noncash activities:

     Exchange of advertising for supplies, equipment and services        $   35,936      $   39,936
                                                                         ==========      ==========

     Issuance of stock warrants in exchange for intangible property      $  101,000            --
                                                                         ==========      ==========

     Issuance of common stock in exchange for intangible property        $  581,309            --
                                                                         ==========      ==========

     Issuance of common stock for web site development services          $  365,149            --
                                                                         ==========      ==========

     Reduction of accounts payable by issuance of common stock                 --        $   33,950
                                                                         ==========      ==========

























                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


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

The Company currently operates in one reportable business segment, the publishing of membership directories for bar associations and the selling of advertising in those directories, with respect to the segment disclosure requirement of FAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company is currently designing and developing an attorney referral business. Once operational, management anticipates reporting this business as a separate reportable segment.

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

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         5.  Investment in AroundCampus, Inc.

The investment in AroundCampus, Inc. ("ACI") (formerly College Directory Publishing Corporation) is accounted for on the cost basis as the Company has a non-controlling interest in ACI.

         6.  Intangible Assets and Amortization

Intangible assets, which are comprised of Internet web site addresses, rights to use a particular toll-free telephone number, and web site development costs capitalized in accordance with EITF Issue 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, are recorded at cost. The cost is amortized over the estimated useful life of the assets, which are either 30 or 60 months, using the straight-line method.

In January 2000 the Company acquired the rights to use a particular toll-free telephone number in exchange for stock warrants having an aggregate value of $101,000. In April 2000, the Company acquired the rights to use another toll-free telephone number, 1-800-ATTORNEYS, in exchange for unregistered shares of Company stock having an aggregate value of $557,010. During the current quarter, in conjunction with the further development of the Company's attorney referral business plan, management determined it no longer intended to use the first toll-free telephone number acquired. In accordance with SFAS 121, the Company wrote off the remaining unamortized cost of $90,500 for the rights to use the first number; this write-off is included in amortization expense.

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

Staff Accounting Bulletin No. 101 (SAB101), "Revenue Recognition", was issued in December 1999. SAB 101 will require companies to recognize certain upfront non-refundable fees over the life of the related contract. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, "Accounting Changes", no later than the fourth quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will have an impact on its future operating results as it relates to the up-front non-refundable payments received in connection with Internet advertising contracts. The historical financial statements reflect revenues of approximately $389,000 beginning August 3, 1999 (when the Company's web sites "lawlinks.com" and "thelegalsource.com", which included the Company's online directory of vendor advertising, were launched) through December 31, 1999, and $131,000 in the first nine months of 2000. Upon adoption of SAB 101, the Company will be required to record these revenues over the life of the related agreement. The impact of SAB 101 will be to reduce 1999 revenues to approximately $119,000 and to increase revenues for the first nine months of 2000 to approximately $304,000. The remaining difference of $97,000 will be amortized over future service periods.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000



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

In April 2000, the Financial Accounting Standards Board (`FASB') issued FASB Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN No. 44 as of July 1, 2000. The adoption had no effect on the Company's financial statements.

         9.  Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         10. Common Stock Outstanding at September 30, 2000

During 2000 the Company has entered into a number of contracts for professional services which provide for a portion of the fees to be paid as shares of the Company's common stock. As of September 30, 2000 a total of 1,781 shares had been earned but not yet issued primarily because the computation could be made only after that date. The shares are shown as outstanding on the cover page of this report and on the Company's consolidated balance sheet as of September 30, 2000. They also are included in the calculation of the basic and diluted loss per share for the most recent period (see Note 11. Earnings (Loss) Per Share).

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         11. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share in accordance with SFAS Number 128, "Earnings Per Share":

                                                          Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                            2000              1999             2000              1999
                                                         -----------       -----------      -----------       -----------
Numerator:
    Net income (loss) from continuing operations         ($1,011,384)      $     4,121      ($2,636,127)      $    58,945
                                                         -----------       -----------      -----------       -----------
    Numerator for basic earnings per share - income
      (loss) available to common shareholders            ($1,011,384)      $     4,121      ($2,636,127)      $    58,945

    Effect of dilutive securities                               --                --               --                --
                                                         -----------       -----------      -----------       -----------
      Numerator for diluted earnings per share -
        income (loss) available to common
        shareholders after assumed conversions           ($1,011,384)      $     4,121      ($2,636,127)      $    58,945

Denominator:
    Denominator for basic earnings per share -
      weighted-average shares                              4,966,259         3,276,677        4,431,143         3,264,831

    Effect of dilutive securities - stock options               --             376,333             --             232,733
                                                         -----------       -----------      -----------       -----------
      Denominator for diluted earnings per share -
        adjusted weighted-average shares and
        assumed conversions                                4,966,259         3,653,010        4,431,143         3,497,564

Basic earnings (loss) per share                               ($0.20)            $0.00           ($0.59)            $0.02
                                                         ===========       ===========      ===========       ===========
Diluted earnings (loss) per share                             ($0.20)            $0.00           ($0.59)            $0.02
                                                         ===========       ===========      ===========       ===========

In computing diluted loss per share for the three months ended September 30, 2000, 224,667 common share equivalents were excluded from the diluted loss per share computation because their effect would have been antidilutive. For the nine months ended September 30, 2000, 368,422 common share equivalents were excluded from the computation for the same reason.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         Our results of operations for the three and nine months ended September 30, 2000 were heavily affected by expenses relating to the design and development of our future attorney referral business and related web site. In contrast to the consolidated statements of operations on page four of this report, the table below shows our operating results in which the costs relating to the development of the future attorney referral business and web site are shown separately under the caption "New business development":

                                           Quarter ended                   Quarter ended                Change          Change
                                           Sept. 30, 2000                  Sept. 30, 1999                in $s            as%
                                     --------------------------      --------------------------      --------------------------
Net sales                            $ 1,193,536         100.0%      $ 1,423,123         100.0%      ($  229,587)        (16.1%)
Costs and expenses:
     Production                          428,793          35.9%          280,846          19.7%          147,947          52.7%
     Marketing and selling               559,827          46.9%          681,603          47.9%         (121,776)        (17.9%)
     Depreciation                         27,461           2.3%           30,708           2.2%           (3,247)        (10.6%)
     Amortization                          4,710           0.4%            5,613           0.4%             (903)        (16.1%)
     General and administration          261,628          21.9%          430,046          30.2%         (168,418)        (39.2%)
     New business development            956,664          80.2%             --             0.0%          956,664
                                     -----------    -----------      -----------    -----------      -----------    -----------
                                       2,239,083         187.6%        1,428,816         100.4%          810,267          56.7%
                                     -----------    -----------      -----------    -----------      -----------    -----------
Loss from operations                  (1,045,547)        (87.6%)          (5,693)         (0.4%)      (1,039,854)
Other income, net                         34,163           2.9%            9,814           0.7%           24,349
                                     -----------    -----------      -----------    -----------      -----------
Income (loss) before taxes            (1,011,384)        (84.7%)           4,121           0.3%       (1,015,505)


                                         Nine months ended               Nine months ended             Change           Change
                                           Sept. 30, 2000                  Sept. 30, 1999               in $s            As %
                                     --------------------------      --------------------------      --------------------------
Net sales                            $ 3,564,813         100.0%      $ 4,298,101         100.0%      ($  733,288)        (17.1%)
Costs and expenses:
     Production                        1,233,547          34.6%          945,115          22.0%          288,432          30.5%
     Marketing and selling             1,642,984          46.1%        1,931,627          45.0%         (288,643)        (14.9%)
     Depreciation                         85,850           2.4%           95,886           2.2%          (10,036)        (10.5%)
     Amortization                         14,986           0.4%           17,620           0.4%           (2,634)        (14.9%)
     General and administration          999,068          28.0%        1,281,498          29.8%         (282,430)        (22.0%)
     New business development          2,330,441          65.4%             --             0.0%        2,330,441
                                     -----------    -----------      -----------    -----------      -----------    -----------
                                       6,306,876         176.9%        4,271,746          99.4%        2,035,130          47.6%
                                     -----------    -----------      -----------    -----------      -----------    -----------
Income (loss) from operations         (2,742,063)        (76.9%)          26,355           0.6%       (2,768,418)
Other income, net                        105,936           3.0%           34,794           0.8%           71,142
                                     -----------    -----------      -----------    -----------      -----------
Income (loss) before taxes            (2,636,127)        (73.9%)          61,149           1.4%       (2,697,276)

         In addition to the expenses related to our new business development, expenses relating to our traditional print directory business accounted for 9% and 15% of the loss from operations for the most recent three and nine months, respectively. Our traditional print directory business was marginally profitable in the same periods in 1999.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


RESULTS OF OPERATIONS (CONTINUED)
---------------------

         A decrease in our online vendor directory revenues accounted for $219,000 of the $230,000 decrease in total revenues in the third quarter of 2000 from the same period in 1999. Revenues for the online vendor directory that we started in mid-1999 were $62,000 in the most recent quarter, compared to $281,000 in the same period last year. In 1999 we had a staff dedicated to these sales, whereas in 2000 the sales usually are made as add-ons to print directory sales. In the fourth quarter of 1999, we recognized that the staff dedicated to sales of online advertising would generate more print directory advertising revenues if utilized there; accordingly, we had that staff begin to sell print directory advertising as well as online advertising.

         Third quarter revenues relating to our print directories were $11,000 lower in the most recent quarter from the same period a year ago. We have observed a trend toward lower average advertising revenues per directory over the past year. In the third quarter of 2000 we published 25 directories with average advertising revenues per directory of $45,000. In the same period a year earlier, we published 16 directories with average advertising revenues per directory of $71,000. Ten directories were published in the third quarter of 2000 that also were published in the third quarter of 1999. For these directories, average advertising revenues per directory decreased 28% to $51,000 in 2000 from $72,000 in 1999. In 1998, in an effort to reduce our production costs, we began an effort to convert many of our directory contracts to a new program under which we produced limited quantities based upon sales of the directories rather than obligate ourselves to provide a free directory for every member of the bar association that had contracted us. The program did result in reduced production costs; but we believe that the reduced circulation also has had a negative impact on our ability to secure advertising revenues. We are not able to quantify the impact upon advertising revenues because there are numerous factors that can not be isolated. During the most recent quarter, five of the directories we published were first-time publications and independent of any official bar association sponsorship. Advertising in this type of directory is somewhat more difficult to sell, at least initially, because of the lack of being an "official" bar association directory; these directories had average advertising revenues per directory of $33,000 in their first year of publication. Survey cards were included in the directories; the surveys that have been returned to us indicate a very favorable evaluation of the directories. We believe that as our independent proprietary directories become known in their respective communities, their revenues will increase over that of the first year's publication. We also believe that we will be able to more effectively brand and market our future attorney referral network business in these independent directories. Sales of directories accounted for $22,000 of our third quarter 2000 revenues, compared to $28,000 for the same period a year earlier.

         Revenues for advertising in our online vendor directory were $131,000 in the first nine months of 2000, compared to $281,000 for the same period of 1999. In the first nine months of 2000 we published 69 print directories with average advertising revenues per directory of $50,000, compared to the same period of 1999 in which we published 53 directories with average advertising revenues per directory of $76,000. Sales of directories accounted for $209,000 of revenues in the first nine months of 2000, compared to $185,000 for the same period a year earlier.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


RESULTS OF OPERATIONS (CONTINUED)
---------------------

         Production costs, excluding items relating to the development of our future attorney referral business, rose in the most recent quarter from the same quarter in 1999 due primarily to increases in our printing costs and in our distribution costs. Printing costs rose primarily because of the nine additional directories published in the most recent quarter as compared to the third quarter in 1999 and secondarily due to an increase in average printing costs per directory. Average printing costs per directory in the third quarter of 2000 were $8,200 compared to $6,000 in the third quarter of 1999. Our new independent directories bore a higher average printing cost than those directories they replaced from the third quarter in 1999 for several reasons. We printed and distributed greater quantities of these in order to gain a larger user base. Our attorney listings were not limited only to members of the bar association; and we added more information that is useful to attorneys. We believe that greater circulation and expanded content will provide for higher product recognition and usage that will translate into increased future revenues that will more than offset the higher printing costs. Production costs for the nine months ended September 30, 2000 also increased over that of the prior year due to a higher average printing cost per directory and an increase in the number of directories printed.

         Marketing and selling expense, excluding items relating to the development of our future attorney referral business, decreased in both the three and nine months ended September 30, 2000 from the respective periods in 1999. The decrease is largely tied to the decrease in revenues that results in lower commission-based payroll, which is a substantial portion of these costs. For the comparative nine-month periods, the decrease is not in proportion to the decrease in revenues because of certain costs that are fixed or only semi-variable with revenues. Due to these costs, a decrease in revenues can be expected to cause diseconomies of scale.

         Amortization expense, excluding items relating to the development of our attorney referral business development, decreased for both the three and nine months ended September 30, 2000 from the same periods in 1999. Since November 1999 we have acquired certain intangible assets valued at $784,000 to have the assets available for use as part of our future attorney referral business. All of these assets were acquired entirely, except for one cash payment of $1,288 and incidental expenses such as legal fees, through the issuance of unregistered common stock or warrants to purchase unregistered common stock. Their costs are being amortized over estimated useful lives of 30 or 60 months. As described in Note 6 to the unaudited interim consolidated financial statements contained in this report, we fully wrote-off one of these assets in the most recent quarter. Through September 30, 2000, we have expensed development costs of $103,000 for a new web site relating to our future attorney referral business. For that same web site, we have capitalized development costs of $464,000 that will be amortized over an estimated useful life of 30 months; additionally, we have contracts in progress for an additional $324,000 of development costs for the web site. For the total $891,000 in web site development costs contracted, $313,000 was paid in cash and $405,000 was paid through the issuance of unregistered common stock. The remaining $173,000 will be paid upon completion through the issuance of $50,000 in cash and $123,000 in unregistered common stock.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


RESULTS OF OPERATIONS (CONTINUED)
---------------------

         General and administrative ("G&A") expense, excluding items relating to the development of our attorney referral business development, decreased $168,000 and $282,000 for the three and nine months ended September 30, 2000 from the same respective periods in 1999. The decrease for both periods is primarily attributable to payroll that represents management resources that have been reallocated from the directory business to the development of the new attorney referral business.

         As stated above, a significant amount of our expense in 2000 has been directly related to our strategy to develop an attorney referral business. These expenses were approximately $957,000 in the most recent quarter and $2,330,000 in the first nine months of 2000 and represent 91% and 85% of our loss from operations for the respective periods. Of the nine-month amount, approximately $1,051,000 relates to management consulting and other professional services, $731,000 relates to the development of our advertising strategy, $292,000 is payroll and related expenses, $183,000 is amortization of the cost of certain intangible assets; and the balance of $73,000 is primarily legal expense relating to the numerous contracts that have been required. Approximately 37% of the expense for the nine-month period was paid in the form of unregistered company stock or warrants to purchase unregistered company stock. Based upon information at this time, we estimate fourth quarter expense for the development of the future attorney referral business to be approximately $350,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Our balance of cash and cash equivalents at September 30, 2000 was $485,485 higher than at December 31, 1999 primarily because of two private sales of our unregistered common stock that raised $2,251,620 during the first quarter of this year. These transactions were discussed in our report on Form 10-QSB for the quarter ended March 31, 2000.

         During the most recent quarter, our balance of cash and cash equivalents decreased $969,163. Of this, $703,197 was paid to an advertising agency for their services relating to our attorney referral business development. Another $148,777 was paid for services to develop our new web site relating to the attorney referral business. The remaining balance of the decrease in cash and cash equivalents in the most recent quarter also related primarily to the development of our future attorney referral business; a minor portion related to our print directory business.

         Most of our September 30, 2000 balance of cash and cash equivalents was invested in money market funds.

         Our net loss of $2,636,127 in the first nine months of 2000 has not affected our cash balance commensurately primarily because of the new capital raised from the sale of stock discussed above and secondarily because we have issued unregistered common stock and warrants for common stock in exchange for approximately $857,000 of the expenses we have recognized. Since the beginning of 2000, we have issued approximately 810,000 shares of unregistered common stock in exchange for intangible assets and professional services relating to the development of our future attorney referral business.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000





LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

         We believe that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months. We can not estimate at this time how much of our existing cash resources we will use in our future attorney referral business strategy; we do not plan to make any commitments that would jeopardize our having sufficient cash balances for all of our operations. We cannot assure you we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.


FORWARD-LOOKING STATEMENTS
--------------------------

         The statements made above relating to increases in future revenues of our independent proprietary directories, our ability to more effectively brand and market our future planned attorney referral network in our independent directories, the amounts of future amortization of intangible assets, anticipated fourth quarter expenses for the development of our planned attorney referral network, our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, our plans or commitments not jeopardizing our having sufficient cash balances for all of our operations, and our raising additional capital in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to successfully gain recognition and usage of our new independent directories, 2) whether attorneys who may be targets for our attorney referral network will purchase or otherwise use our independent directories, 3) the ability of our management to launch and implement our attorney referral network without using all of our cash resources,
4) unexpected downturns in our print directory business, including national and local economic factors that will reduce advertising sales, 5) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 6) whether the capital markets find our current business or our business plans acceptable for investment, 7) the intense competition we face both in our current and planned business and in the market for raising additional capital, and 8) our ability to convince sources of capital that our management is able to carry out its new business strategy.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000



                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         c.    Sales of unregistered securities

Since our report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000 the following persons and entities acquired unregistered shares of our common stock and other securities from us as set forth in the table below:

                                                    Class of                 Amount of
                                      Date         Securities             Securities Sold             Consideration
                                    -------       ------------            ---------------             -------------
Eugene O. Russo                     4/25/00       Common stock                180,000                 Consideration for
                                                                                                rights to use toll-free
                                                                                                       telephone number
                                                                                                        1-800-Attorneys

John Pedranghelu                    4/25/00       Common stock                180,000                 Consideration for
                                                                                                rights to use toll-free
                                                                                                       telephone number
                                                                                                        1-800-Attorneys

52nd Street Associates, Inc.         5/5/00       Common stock                119,673                 Consideration for
                                                                                                  management consulting
                                                                                             services by McKinsey & Co.

Allen Douglas Securities, Inc.      5/12/00       Warrants to purchase        100,000                 Consideration for
                                                  common stock;                                      investment banking
                                                  exercisable at                                               services
                                                  $2.875 per share;
                                                  expiring 5/11/02

Martin L. Hoffman                    6/1/00       Common stock                110,000                  Consideration in
                                                                                                acquisition of Internet
                                                                                                       web site content

Knight Interactive Images, Inc.     7/17/00       Common stock                  1,404                 Consideration for
                                                                                                    consulting services


LIBusiness.com, LLC                 8/14/00       Common stock                  2,500                  Consideration in
                                                                                                acquisition of Internet
                                                                                                       web site address

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


ITEM 2.C.   SALES OF UNREGISTERED SECURITIES (CONTINUED)

                                                    Class of                 Amount of
                                      Date         Securities             Securities Sold             Consideration
                                    -------       ------------            ---------------             -------------
21st Century Advertising, Inc.      8/25/00       Common stock                  4,000                  Consideration in
                                                                                                acquisition of Internet
                                                                                                       web site address

Hydrogen Media, Inc.                8/25/00       Common stock                 93,198                 Consideration for
                                                                                                    services to develop
                                                                                                      Internet web site

Jennifer L. Esno                    8/25/00       Common stock                 13,926                 Consideration for
                                                                                                    services to develop
                                                                                                      Internet web site

McCann-Erickson Southwest           8/31/00       Common stock                 87,972                 Consideration for
                                                                                                    services to develop
                                                                                                   advertising campaign

noname.com, Inc.                     9/7/00       Common stock                  3,500                  Consideration in
                                                                                                         acquisition of
                                                                                                      Internet web site
                                                                                                                address

David Lizmi                          9/8/00       Common stock                  2,000                  Consideration in
                                                                                                         acquisition of
                                                                                                      Internet web site
                                                                                                                address

PARS International Computer, Inc.   9/15/00       Common stock                  5,000                  Consideration in
                                                                                                         acquisition of
                                                                                                      Internet web site
                                                                                                                address

Pondel / Wilkinson Group            9/30/00       Common stock                  6,476                 Consideration for
                                                                                                   services relating to
                                                                                                 financial and investor
                                                                                                       public relations



                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000




ITEM 5.  Other Information

         None.




ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits, index


               10.1     Agreement and Plan of Reorganization

               10.2     Share Exchange Agreement

               10.3     Consulting Agreement

               10.4     Agreement dated August 22, 2000

               10.5     Web Site Development Agreement

               27.0     Financial Data Schedule



         b. We filed no reports on Form 8-K during the quarter ended September 30, 2000.

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000






In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2000 by the undersigned, thereunto duly authorized.






                                          ATTORNEYS.COM, INC.



                                          /s/ Peter S. Balise
                                          ----------------------------------
                                          Peter S. Balise
                                          President (Chief Executive Officer)



                                          /s/ James M. Koller
                                          ----------------------------------
                                          James M. Koller
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer

                               ATTORNEYS.COM, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2000


                  INDEX OF EXHIBITS                              PAGE
                  -----------------                              ----


         10.1     Agreement and Plan of Reorganization           E-2

         10.2     Share Exchange Agreement                       E-11

         10.3     Consulting Agreement                           E-31

         10.4     Agreement dated August 22, 2000                E-43

         10.5     Web Site Development Agreement                 E-52

         27.0     Financial Data Schedule                        E-66






























                                    Page E-1