Form 10KSB
period 2000-12-31
ATTORNEYS COM INC
filed 2001-04-02
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000.

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

                             186 ATTORNEYS.COM COURT
                            LAKE HELEN, FL 32744-0280
                                  904-228-1000
                          (Address and telephone number
                         of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year, ended December 31, 2000 were $5,001,284.

The aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of March 14, 2001 was $3,943,000.

There were 5,130,186 shares of the registrant's common stock outstanding as of March 14, 2001.

================================================================================

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 2000 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):     Yes      X  No
                                                            ---        ---





                                     INDEX

                                                                           Page
                                     PART I

Item 1.   Business............................................................3
Item 2.   Properties.........................................................14
Item 3.   Legal Proceedings..................................................14
Item 4.   Submission of Matters to a Vote of Security Holders................14


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........15
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................20
Item 7.   Financial Statements...............................................26
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................48


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................48
Item 10.  Executive Compensation.............................................48
Item 11.  Security Ownership of Certain Beneficial Owners and Management.....48
Item 12.  Certain Relationships and Related Transactions.....................48
Item 13.  Exhibits and Reports on Form 8-K, Index............................49

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


PART I

ITEM 1.   BUSINESS

GENERAL

          Attorneys.com, Inc. was incorporated in Florida on September 20, 1993. Until June 5, 2000 our name was The Publishing Company of North America, Inc. Since January 1999 we have operated substantially all of our operations in PCNA Communications Corporation, a wholly-owned subsidiary. Throughout this document, "we", "us" or "our" shall refer to Attorneys.com, Inc. and, since the time of their formations, our wholly-owned subsidiaries.

          Our primary business activity is publishing membership directories for bar associations. We market our directories to associations through the continental United States. We rely principally upon the sale of advertising within the directories to generate our revenues. PCNA Communications Corporation conducts our print directory operations and our Internet-based online vendor directory business that we launched in September 1999 and operate in conjunction with our print directory advertising sales.

          During 2000, we began development of an attorney referral business. The attorney referral network is planned for launch in the Central Florida area in mid-2001. Based upon the results of our sales efforts that began in December 2000, we believe that our attorney referral business revenues may grow to exceed the revenues of our print directory business within one to two years.

OUR PRINT DIRECTORY BUSINESS

          Our principal product is the publication of city, county and state membership directories for bar associations throughout the continental United States. Most membership directories of bar associations contain a complete listing of member attorneys along with the names of their firm, addresses, and telephone numbers. They often also contain facsimile numbers, court information and specialized local information which attorneys may require during their course of business. In 2000 we published 86 directories, of which 65 were under contracts with bar associations, five were under contract with medical associations, 15 were proprietary legal directories (i.e., independent of official sponsorship by a bar association) and one was a proprietary medical directory. In 1999 we published 66 directories, of which 60 were under contracts with bar associations, four were under contract with medical associations, one was a proprietary legal directory and one was a proprietary medical directory.

          We publish the majority of our print directories "in-house", contracting the printing, binding, and distribution to outside firms. In most cases, we assume all costs of publication, including design, layout, printing and binding of our directories. Our management has approximately 95 years of combined experience in publishing print specialty directories. We believe that the high quality of the print directories we publish and our commitment to client service have contributed to our penetration in the legal publishing marketplace.

          Historically, we have specialized in publishing free membership directories for bar associations nationwide. A small amount of our revenues (7% in 1999 and 5% in 2000) are derived from the publication of directories for medical associations. Under our free directory program, we assume all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to us. Also under this program, we provide directories for all

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


members of an association, thereby maximizing our printing expense. In the Spring of 1998, we introduced our new directory participation program ("DPP") which is designed to allow attorneys, law firms, courts or bar associations to purchase directories directly from us. Under our DPP, we offer participating bar associations the opportunity to share revenue with us from the sale of directories to members. This program results in reducing circulation because not all members purchase the membership directories while at the same time reducing printing costs. We have found that advertising revenues have decreased under this program. However, due to the variety of factors affecting advertising sales, it is not practicable to isolate and quantify the impact this program has had or will continue to have on advertising revenues. See also Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. Approximately half of the membership directories we published for bar associations in both 2000 and 1999 were under the DPP; we continue our free directory programs in cases where we believe we can earn an acceptable margin above our costs. As indicated above, in 2000 we expanded our publication of our own proprietary legal directories to 15 from one in 1999. We plan to continue this expansion to approximately 25 in 2001. With our proprietary directories, we have much greater flexibility with content, design, and schedule, since we are not bound to the terms of a publishing agreement. Attorney and other information that we typically include in our directories is legally available from a variety of sources.

          Our advertising clients are usually local merchants marketing their goods and services to lawyers in the communities served by the bar association. Participating advertisers include title companies, court reporters, accountants, and office supply companies. Additionally, we market to many attorneys the option of having their own specialty listings in their local directory. These listings, which do not represent a material portion of our revenues, are contained in bar directories published by us and provide a convenient source of referrals for attorneys who need assistance in a given area of the law for their clients. Additionally, from our publications that are under the DPP we generate a small portion of our revenues, net of royalties sometimes paid to the bar associations, from the sale of our directories.

          INDUSTRY OVERVIEW

          The specialty publishing market is diverse, consisting of trade journals, newsletters, directories and magazines aimed at specific target markets such as computer users, sports fans, women or men, gun collectors, etc. Print directories, including association directories and yellow page directories, are just one part of the specialty publishing market. Advertisers are increasingly seeking ways to channel their advertising dollars toward specific target markets. Specialty publications, including our bar association and proprietary legal directories, offer advertisers the opportunity to advertise their products and services to these target markets.

          LEGAL SPECIALTY MARKET

          Bar directories have long been an important segment of the legal publishing industry. In the course of their profession, lawyers are required to frequently communicate with other lawyers. Nationwide legal directories, such as the Martindale-Hubbell Law Directory ("Martindale-Hubbell"), can assist in searching for attorneys nationwide with specific credentials and expertise. While the Martindale-Hubbell directory is an important tool for certain needs, because of its multiple volumes and size, it lacks the convenience of a smaller desktop directory.

          Bar association directories contain a convenient listing of names, addresses and telephone numbers and often, facsimile numbers that can be used to contact co-counsel, opposing counsel, courts and judges.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


Since a bar association directory is often used, the advertising contained in those directories is intended to reach its targeted audience on a regular basis.

          OUR PUBLISHING PROCESS

          We target bar associations with enough members within a localized area so that the potential advertising revenue is expected to exceed direct and indirect publishing costs. In targeting these bar associations, we use area demographics including the local yellow pages and other local publications to determine if the number of potential advertisers meeting our criteria exist in the community and whether it is more appropriate for us to offer our free directory program or our DPP.

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

          We use account executives that specialize in selling advertisements by telephone to businesses that supply support services and products to the legal profession as well as to the general public. We believe that through our in-house sales team, we are better able to maintain quality control and establish a reputation for professionalism. Our management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that we are independent of the bar associations. Advertising in our print directories is contained in a section entitled "Attorney Support Services" and follows a "yellow page" format. We are always evaluating methods to improve our sales efficiencies.

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

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


          Publication of our proprietary directories follows a similar process. We use demographic studies to qualify the geographic areas in which we believe a directory can be published and yield acceptable margins above our costs. All of our proprietary directories have the same format and appearance, which we believe will build a recognized "brand" image over time. Survey cards have been included in our proprietary directories; the surveys that have been returned to us indicate a very favorable evaluation of the directories. Attorney and other information that we typically include in our directories is legally available from a variety of sources.

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

          SIGNIFICANT CLIENTS

          We rely primarily upon the sale of advertising in our print directories to derive our revenues; directory sales and online advertising sales provide a small portion of overall revenues. In 2000 and 1999 no single directory contained advertising sales comprising 10% or more of our revenues. We do not expect that we would be materially adversely affected should any single association decide not to renew its publication in future years.

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

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


directory programs, strong relationships with bar association executives, commitment to customer service, and quality of the directories published.

          We compete in three distinct ways. First, we compete for the award of the contract for an official association directory. Secondly, where competitors such as LDP publish an unofficial directory and we publish the official directory, there is competition to sell advertising and to attract lawyers to acquire the directories. In those instances where we publish unofficial directories, we sometimes compete with the official directories.

          BACKLOG

          Our backlog for our print directory business consists primarily of advertising agreements for print directories that have not been published. As of March 1, 2001, our backlog was approximately $1,900,000 as compared to approximately $1,500,000 a year earlier. Since we recognize revenues when we ship our print directories, we anticipate that all of the March 1, 2001 backlog will be recognized as revenues during the current fiscal year.

OUR INTERNET BUSINESS

          We announced in January 1999 that we had entered into a strategic alliance with Photobooks, Inc. of Atlanta, Georgia, to produce our new portal and vendor directory. (A portal refers to a site or location on the Internet that is designed with the intent of attracting usage as an initial entrance or gateway for browsing the Internet.) This arrangement allowed us to enter the online publishing arena with minimal overhead and risk because we did not have to hire and maintain staff, dedicate facilities, purchase certain hardware, and contract third-party data communication services (e.g, T-1 phone lines), all of which is provided by Photobooks. Additionally, remuneration payable to Photobooks is contingent upon revenues realized by us.

          During 1999, we created three new Internet web sites designed to serve members of the legal community and others seeking legal information. We introduced the first web site, www.lawlinks.com, in August 1999. This web site was designed to be our portal. This web site consists primarily of a variety of legal information useful to lawyers as well as members of the general public. Photobooks compiles the information on this web site from information contained elsewhere on the Internet. This information may be viewed on lawlinks.com or through links to the other web sites. There is also a direct link to our online vendor directory as well as to a number of leading Internet legal-related web sites. Some of our agreements with third parties for links to their sites provide for us to receive small royalties or commissions when the third parties realize sales through our site. The amount of royalty income we have received from these agreements has not been material.

          We launched our second website located at www.lawmiles.com also in August 1999. This web site featured our online shopping mall that we called America's Legal Superstore. It was actually operated by Value America, Inc. Because of Value America's financial difficulties, this web site was unsuccessful. We abandoned it later in 2000 after Value America filed for bankruptcy protection.

          Our third web site is www.thelegalsource.com, which is our online vendor directory. We launched this web site in September 1999. This web site is a comprehensive online directory that features experts and product and service providers to the legal community. It is searchable on either a statewide or local area basis and by category. This web site features pull-down menus which permit the user to easily locate the type of expert, product or service desired. We generate revenues on this web site

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


from the sale of listings to advertisers. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

          As a result of our experience with Value America and the limits we saw on revenue growth in our online vendor directory, we re-evaluated our Internet strategy and its priority in our future operations. We continue to operate our legal portal and our online vendor directory. In November 2000 we acquired the Internet address www.attorneys.com at which we plan to operate a new web site in conjunction with our new attorney referral business scheduled to be launched in mid-2001. We do not view our Internet operations to be a source of material future revenues.

          BACKLOG FOR OUR ONLINE VENDOR DIRECTORY

          As of March 1, 2001, our backlog for our online vendor directory was approximately $100,000 as compared to approximately $200,000 a year earlier. We anticipate that approximately $90,000 of the current year's backlog will be recognized as revenues during the current fiscal year.

OUR PLANNED ATTORNEY REFERRAL BUSINESS

          During 2000 we invested a considerable amount of our resources into the development of an attorney referral network that will feature a branded name primarily through our promotion of the toll-free number 1-800-Attorney. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

          There are hundreds of attorney referral networks currently operating in the United States. The great majority of these are operated not-for-profit by local and state bar associations as a service to their communities and to the associations' members. There also exist a number of networks operated privately for profit. The private networks often focus on particular segments of the legal practice, such as personal injury or divorce and are typically free to the consumer, deriving their revenues from the participating attorneys. Our research indicates to us that none of these referral networks are effectively branded so that the consumer will be able to recall them from memory when a need for legal services arises.

          In April 2000 we acquired rights to use of the toll-free telephone number and the service mark 1-800-Attorney. Using that toll-free number and service mark, we believe that we can establish a highly visible attorney referral network similar to how other 1-800 numbers (e.g., 1-800-Flowers and 1-800-Dentist) have been branded in the minds of consumers. We have also acquired the Internet web site addresses www.attorneys.com, www.1-800-attorney.com and others similar in order that we may promote and provide access to our referral network through the Internet. We have substantially finished development of our new web site for use in conjunction with the referral network. While we believe that the web site will play a role, we believe that the great majority of those accessing our referral network will do so through the 1-800-Attorney toll-free number.

          In October 2000 we entered into a strategic marketing agreement with Futuredontics, Inc. which has operated the 1-800-DENTIST advertising program and dental referral service in the U.S. since 1986. Futuredontics has produced more than 80 television commercials informing the public about modern dentistry and encouraging regular dental visits. It has spent more than $80 million on 1-800-DENTIST advertising that has consequently generated over $500 million in dental production. Their message can be seen on television 4,000 times a month, as well as on radio and in print. As a result, 65,000 consumers

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


call the 1-800-DENTIST number each month looking for a dentist, and the company has sales of $25 million per year.

          Futuredontics has developed significant expertise in the operation of its advertising program and dentist referral service. Pursuant to our agreement, Futuredontics is providing us consultative services to enhance the development and implementation of our 1-800-Attorney referral network. On March 28, 2001, we entered into an additional agreement with Futuredontics under which they will incubate and at least initially operate our advertising program and referral call center. See Exhibit 10. This arrangement will allow us to focus on our primary expertise of selling our services to attorneys.

          REGULATORY MATTERS

          While there are not governmental agencies or professional organizations that impose regulations uniquely upon privately operated attorney referral networks, control by a state or local bar can be imposed indirectly by means of rules which member attorneys must follow regarding solicitation and advertising. The rules vary among the states. We have consulted the rules of the states in which we plan to operate our network and advertise. We are using care to ensure that all of our advertising and methodology is in compliance with all applicable rules of the venues in which we operate.

          INITIAL SALES EFFORTS AND BACKLOG

          We plan to build our attorney referral network by progressively working and launching in major metropolitan areas. We chose to start in our own Central Florida area, where sales are ongoing. We also have launched our sales efforts in the Miami and Tampa areas and will soon begin in Jacksonville and West Palm Beach, Florida. Nearly all sales to date have been made through personal visits to attorneys.

          Sales to attorneys for participation in our referral network began in Central Florida in December 2000 with two full-time salespersons and one part-time person. In February 2001 we hired two additional salespersons and launched our effort in the Miami area. We very recently added three contractors, two of whom will pursue sales in the Tampa area and one in the Ft. Lauderdale area. We are analyzing our sales efforts with a view to developing a means whereby sales can be accomplished effectively through a combined use of telephone, Internet, video, and printed collateral; i.e., without the need for personal on-site visits to attorneys. We believe that this would enable us to grow our network more quickly and cost-efficiently throughout the U.S.

          From December 5, 2000 through March 27, 2001 we received $253,000 in deposits on contracts that we expect will generate approximately $2,500,000 in annual revenues. We expect that we will obtain contracts in Florida alone that will generate in excess of $5,000,000 in annual revenues. We sell to attorneys based upon a variable pricing model and limit the number of attorneys that may participate by the area of legal practice and by geography. We plan to launch our network initially in the central Florida area in June 2001 and then launch networks in other Florida major metropolitan areas later in the year. Revenue recognition will begin for contracts when the related area network becomes operative and will be amortized over the life of the contracts, which is expected to be one year. Therefore, we do not expect to recognize any revenues from these operations until June 2001; however, we will continue to recognize the expenses that we incur for these operations prior to and after the launch.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

EMPLOYEES

          At December 31, 2000 we had 100 full-time employees, including our executive officers (the same as one year earlier). Our staff is divided into 11 people in administration, 58 in sales, 12 in sales management and administration, and 19 in production. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.


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

          There are forward-looking statements in this Report that address matters that include our expectations with regard to our print directory business and our planned attorney referral business. At the end of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, we describe specific forward-looking statements and risks associated with them. In addition to these statements, trend analysis and other information including words such as "seek", "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions are forward-looking statements. We may make other forward-looking statements either orally or in writing in the future. A reader of this Form 10-KSB should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. We do not assume the obligation to update any risk factors or forward-looking statements. The following "Risk Factors" are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

RISKS RELATING TO OUR BUSINESS

IF WE CANNOT EFFECTIVELY MANAGE OUR GROWTH, WE MAY INCUR OPERATING LOSSES

          We believe that our core business of publishing bar and medical association directories has limited growth opportunities. For this reason, our executive management is devoting substantial attention to our planned attorney referral business. If our attorney referral business grows, this growth may place a further strain on our administrative, operational and financial resources and we may continue to lose money. We have limited management depth, and if we grow substantially in the future, we may not be able to manage the growth so as to bring us to profitability. Following the closing of our initial public offering in the Spring of 1996, our print business grew. However, we encountered operational difficulties and sustained operating losses for a long period of time. For the years ended December 31, 2000 and 1999, we sustained operating losses of $3,184,000 and $241,000 and net losses of $3,235,00 and $193,000, respectively.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


BECAUSE WE DEPEND UPON THIRD PARTIES IN OUR PRINT BUSINESS AND PLAN TO DO SO IN OUR ATTORNEY REFERRAL BUSINESS, THEIR FAILURE TO TIMELY AND RELIABLY PROVIDE SERVICES TO US MAY RESULT IN THE LOSS OF REVENUES

          In our print directory business, we subcontract all of the printing of our bar and medical association directories to independent printing companies. If printers delay the delivery of directories, this could have the consequence of causing bar and medical associations, for which we are late in delivering directories, to terminate their agreements with us or of causing advertisers to cancel their media agreements with us and request refunds of prepaid fees. Advertisers who are affected by delays in the delivery of directories, may also decline future advertising opportunities with us.

          Our planned attorney referral business is expected to be similarly dependent upon a third party. See below under "Risks Relating to Our Planned Attorney Referral Business."

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

          OUR PLANNED ATTORNEY REFERRAL BUSINESS FACES INTENSE COMPETITION

          In our planned attorney referral business, we face enormous competition from existing attorney referral networks, both for-profit and not-for-profit, and from attorneys who conduct their own advertising campaigns. Some of these competitors are spending substantial sums advertising their services and developing a brand-name recognition. Some of these entities also have significant other competitive advantages including extensive experience and being first-hand providers of legal services. Because of our lack of significant assets, we can not afford much ineffectiveness in our initial efforts. See also the risk factors below that describe the hurdles our planned attorney referral business faces.

IF WE ARE NOT SUCCESSFUL IN INCREASING BRAND AWARENESS AMONG THE PUBLIC RESULTING IN USAGE OF OUR REFERRAL NETWORK, OUR ATTORNEY REFERRAL BUSINESS WILL NOT BE SUCCESSFUL

          The future success of our attorney referral business will depend, in part, upon our ability to increase our brand awareness. In order to build brand awareness resulting in usage of our referral network, we must succeed in our advertising efforts and provide high-quality customer service that satisfies the needs of the consumer and yields sufficient new business to our participating attorneys. If our advertising efforts are unsuccessful and we cannot increase our brand awareness, our attorney referral business will not be successful.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


WE PLAN TO DEPEND AT LEAST INITIALLY UPON A THIRD PARTY IN OUR ATTORNEY REFERRAL BUSINESS; THEIR FAILURE TO TIMELY AND RELIABLY PROVIDE SERVICES TO US COULD CAUSE OUR REFERRAL BUSINESS TO FAIL

         Our planned attorney referral business is expected at least for the first six months to be dependent upon a third party to produce our advertising materials, manage our advertising campaign, and manage our call center and customer services. To the extent that this third party does not effectively provide services, existing and prospective participating attorneys may lose confidence in our ability to provide an adequate and consistent number of referrals.

RULES AND REGULATIONS RELATING TO ATTORNEY REFERRAL NETWORKS MAY BE A BARRIER TO PARTICIPATION BY ATTORNEYS AND MAY INCREASE OUR COSTS OF DOING BUSINESS

          Bar associations typically have rules and regulations relating to attorney advertising and solicitation that directly and indirectly affect how an attorney referral network may operate. In addition to those rules that are imposed directly upon privately operated attorney referral networks, other rules are imposed indirectly by disallowing an attorney to accept referrals from any network that not in compliance. These rules typically vary by state. Even an allegation by a bar association that our referral network does not comply could have an irrecoverable adverse effect upon the willingness of attorneys to participate in our referral network in that locale.

OUR SALES CONTRACTS ARE CANCELABLE PRIOR TO THEIR ONE YEAR TERM

         Our sales contracts for the attorney referral network typically allow for cancellation by the attorney after six months. If attorneys become dissatisfied with the results they receive from participation in our referral network, they could cancel prior to one year and we would not realize the annual revenues that we expected from these cancelled contracts.

RISKS RELATING TO OUR COMMON STOCK

WE MAY BE CONTROLLED BY OUR CHIEF EXECUTIVE OFFICER, WHICH MEANS HE MAY STOP A THIRD PARTY FROM ACQUIRING US EVEN IF IT IS IN THE BEST INTERESTS OF OUR STOCKHOLDERS AND AS A RESULT HIS CONTROL MAY REDUCE THE PRICE OF OUR COMMON STOCK

          Mr. Peter S. Balise, president and chairman of our board of directors, owns approximately 22% of our outstanding common stock. As a practical matter, he may have sufficient voting power to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of substantially all of our assets. The concentration of ownership of our common stock could delay or prevent a proxy contest, merger, tender offer or purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for our common stock. This may have the effect of decreasing the market price of our common stock.

OUR COMMON STOCK PRICE MAY BE HIGHLY VOLATILE AND INVESTORS MAY NOT BE ABLE TO SELL THEIR STOCK AT OR ABOVE CURRENT MARKET PRICES

          The market price of our common stock has been highly volatile within the past year and since our initial public offering in 1996. Over the past year, the stock market in general has been highly volatile.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


For reasons relating both to our company and to the stock market in general, our common stock price may continue to be volatile in the future. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility.

          Factors that could cause our common stock price to be volatile may include:

o   actual or anticipated variations in quarterly operating results,
o   announcements of results concerning our planned attorney referral business,
o   new products or services,
o   changes in financial estimates by securities analysts,
o changes in how the market perceives us and how it perceives the nature of our business,
o   announcements by us or competitors of significant acquisitions,
o   strategic partnerships or joint ventures,
o   additions or departures of key personnel, and
o   sales of common stock.

Some of these factors are beyond our control. These factors may reduce the market price of our common stock, regardless of our operating performance.

IF WE SUFFER MATERIAL LOSSES IN THE FUTURE OR THE STOCK MARKET DETERIORATES DUE TO FACTORS UNRELATED TO US, OUR STOCK MAY BE DELISTED FROM NASDAQ

         Our stock currently meets Nasdaq listing requirements. If we sustain material losses in the future or if there is deterioration in the stock market due to factors unrelated to us, there can be no assurance that our stock will meet the criteria for continued listing. If we are unable to satisfy Nasdaq's listing requirements, our stock may be delisted from Nasdaq, reducing our liquidity and our stock price.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000



ITEM 2.   PROPERTIES

          Our corporate headquarters occupy approximately 21,500 square feet in a ten year-old two-story concrete building located at 186 Attorneys.com Court, Lake Helen, Florida, 32744. We purchased the building and approximately three acres of land for approximately $900,000 in September 1996. As a result of improvements and modifications we made to enhance the property's usefulness to us, our investment on a cost basis was approximately $1,015,000 at December 31, 2000. In December 1996 we obtained mortgage financing of $800,000 on the property. Payments of principal and interest are approximately $9,000 monthly. See Note 6 to "Notes to Consolidated Financial Statements."

          We also maintain a sales office location that we opened in July 1997 in Lakeland, Florida. We lease approximately 900 square feet under a noncancellable operating lease that expires October 31, 2001 that may be renewed for an additional one-year term. Monthly lease payments for the Lakeland office are $925 plus state sales tax.

          We believe our facilities are adequate to meet our current needs and that suitable additional or alternative space will be available, if needed, on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

          We are not a party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          MARKET PRICES OF SECURITIES

          Our common stock trades on the Nasdaq SmallCap Market under the symbol ATTY. The following table sets forth the prices as reported to us by Nasdaq for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                        High          Low
                                       ------        ------
1999      First Quarter                 8.750         0.875
          Second Quarter                2.625         1.125
          Third Quarter                 5.313         1.625
          Fourth Quarter                3.250         1.500

2000      First Quarter                 6.688         2.000
          Second Quarter                4.875         1.750
          Third Quarter                 3.688         1.313
          Fourth Quarter                2.734         0.500

          As of March 14, 2001, there were 5,130,186 shares of common stock outstanding (net of 1,645,800 shares held in treasury stock) held by 78 shareholders of record. Many shareholders hold their shares in "street name." Our transfer agent advised us that as of March 14, 2001 there were approximately 1,111 beneficial owners of our common stock in addition to the shareholders of record.

          We did not pay dividends on our common stock in 2000 or 1999 and we do not anticipate paying any dividends in the foreseeable future.

          SALES OF UNREGISTERED SECURITIES DURING THE PERIOD COVERED BY THIS REPORT

          During the period covered by this report, the following persons and entities acquired shares of our common stock and other securities from us as set forth in the table below:

                                             CLASS OF                          AMOUNT OF
SHAREHOLDER                   DATE           SECURITIES                  SECURITIES SOLD     CONSIDERATION
- ------------------------------------------------------------------------------------------------------------------
M & S Telecommunications    1/17/00          Warrants to purchase                100,000     Consideration in
                                             common stock;                                   acquisition of
                                             exercisable at                                  intangible asset
                                             $2.188 per share;
                                             expiring 1/16/04

Matt Butler                 1/18/00          Common stock                        115,000     $251,620

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

          SALES OF UNREGISTERED SECURITIES DURING THE PERIOD COVERED BY THIS REPORT (CONTINUED)

                                             CLASS OF                          AMOUNT OF
SHAREHOLDER                   DATE           SECURITIES                  SECURITIES SOLD     CONSIDERATION
- ------------------------------------------------------------------------------------------------------------------
Randall L. Lewis            2/4/00           Warrants to purchase common           3,000     Consideration for
                                             stock; exercisable at $2.25                     consulting services
                                             per share; expiring 2/3/02

Apaquogue GP                2/18/00          Common stock                          3,952     $10,000

Canadian Imperial Holdings  2/18/00          Common stock                         86,956     $220,000

IRA Partners, LP            2/18/00          Common stock                        181,818     $460,000

Tiedemann Boltres Partners  2/18/00          Common stock                        517,787     $1,310,000

Eugene O. Russo             4/25/00          Common stock                        180,000     Consideration in
                                                                                             acquisition of
                                                                                             intangible asset

John Pedranghelu            4/25/00          Common stock                        180,000     Consideration in
                                                                                             acquisition of
                                                                                             intangible asset

52nd Street                 5/5/00           Common stock                        119,673     Consideration for
Associates, Inc.                                                                             consulting services

Allen Douglas               5/12/00          Warrants to purchase common         100,000     Consideration for
Securities, Inc.                             stock; exercisable at $2.875                    professional services
                                             per share; expiring 5/12/02

Martin L. Hoffman           6/1/00           Common stock                        110,000     Consideration for
                                                                                             acquisition of web
                                                                                             site content

Hydrogen Media, Inc.        6/30/00          Common stock                         27,725     Consideration for web
                                                                                             site development
                                                                                             services

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

          SALES OF UNREGISTERED SECURITIES DURING THE PERIOD COVERED BY THIS REPORT (CONTINUED)

                                             CLASS OF                          AMOUNT OF
SHAREHOLDER                   DATE           SECURITIES                  SECURITIES SOLD     CONSIDERATION
- ------------------------------------------------------------------------------------------------------------------
McCann-Erickson Southwest   6/30/00          Common stock                         22,487     Consideration for
                                                                                             professional services

Pondel / Wilkinson Group    6/30/00          Common stock                          1,200     Consideration for
                                                                                             professional services

Knight Interactive          7/17/00          Common stock                          1,404     Consideration for
Images, Inc.                                                                                 professional services

Hydrogen Media, Inc.        7/31/00          Common stock                         37,979     Consideration for web
                                                                                             site development
                                                                                             services

McCann-Erickson Southwest   7/31/00          Common stock                         29,310     Consideration for
                                                                                             professional services

Pondel / Wilkinson Group    7/31/00          Common stock                          1,564     Consideration for
                                                                                             professional services

LIBusiness.com, LLC         8/14/00          Common stock                          2,500     Consideration in
                                                                                             acquisition of
                                                                                             Internet web site
                                                                                             address

21st Century                8/25/00          Common stock                          4,000     Consideration
Advertising, Inc.                                                                            in acquisition of
                                                                                             Internet web site
                                                                                             address

Hydrogen Media, Inc.        8/31/00          Common stock                         41,420     Consideration for
                                                                                             web site development
                                                                                             services

McCann-Erickson Southwest   8/31/00          Common stock                         36,175     Consideration for
                                                                                             professional services

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

          SALES OF UNREGISTERED SECURITIES DURING THE PERIOD COVERED BY THIS REPORT (CONTINUED)

                                             CLASS OF                          AMOUNT OF
SHAREHOLDER                   DATE           SECURITIES                  SECURITIES SOLD     CONSIDERATION
- ------------------------------------------------------------------------------------------------------------------
Pondel / Wilkinson Group     8/31/00         Common stock                          1,931     Consideration for
                                                                                             professional services

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

David Lizmi                  9/8/00          Common stock                          2,000     Consideration in
                                                                                             acquisition of
                                                                                             Internet web site
                                                                                             address

PARS Internat'l              9/15/00         Common stock                          5,000     Consideration in
Computer, Inc.                                                                               acquisition of
                                                                                             Internet web site
                                                                                             address

Pondel / Wilkinson Group     9/30/00         Common stock                          1,781     Consideration for
                                                                                             professional services

Futuredontics, Inc.         10/19/00         Common stock                         50,000     Consideration for
                                                                                             consulting services

Pondel / Wilkinson Group    10/31/00         Common stock                          1,933     Consideration for
                                                                                             professional services

Pondel / Wilkinson Group    11/30/00         Common stock                          2,693     Consideration for
                                                                                             professional services

Martin Hoffman              12/18/00         Common stock                         12,500     Consideration for
                                                                                             professional services

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

          SALES OF UNREGISTERED SECURITIES DURING THE PERIOD COVERED BY THIS REPORT (CONTINUED)

                                             CLASS OF                          AMOUNT OF
SHAREHOLDER                   DATE           SECURITIES                  SECURITIES SOLD     CONSIDERATION
- ------------------------------------------------------------------------------------------------------------------
Pondel Wilkinson MS&L       12/31/00         Common stock                          4,702     Consideration for
                                                                                             professional services

Pondel Wilkinson MS&L        1/31/01         Common stock                          3,390     Consideration for
                                                                                             professional services

Pondel Wilkinson MS&L        2/28/01         Common stock                          3,386     Consideration for
                                                                                             professional services

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

          INITIAL PUBLIC OFFERING AND SUBSEQUENT USE OF PROCEEDS

          Pursuant to a registration statement on Form SB-2 with the Securities and Exchange Commission (File No. 0-27994), on May 17, 1996 we sold 1,150,000 shares of our common stock in our initial public offering. Gross proceeds were $6,325,000; net proceeds to us after paying all related costs of the offering were approximately $4,900,000. During 1996 and 1997 we used approximately $2,885,000 of the proceeds as detailed in our annual report on Form 10-KSB for the year ended December 31, 1997. During 1998 we used approximately $1,336,000 of the proceeds as detailed in our annual report on Form 10-KSB for the year ended December 31, 1998. During 1999 we used approximately $171,000 of the proceeds in operating activities and approximately $29,000 for purchases of the Company's common stock for its treasury. The remaining approximately $479,000 in net proceeds at December 31, 1999 were utilized during 2000 for consulting and other third-party services related to developing our planned attorney referral business.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

          COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

          Our results of operations for the year ended December 31, 2000 were heavily affected by expenses relating to the design and development of our future attorney referral business and related web site. In contrast to the audited consolidated statements of operations in Item 7 of this report, the table below shows our operating results in which the costs relating to the development of the future attorney referral business and web site are shown separately under the caption "New business development":

                                           Year ended                  Year ended             Change        Change
                                         Dec. 31, 2000               Dec. 31, 1999             in $s         as %
                                   ------------------------    ------------------------     ------------------------
Net sales                          $ 5,001,284       100.0%    $ 5,515,433       100.0%     $  (514,149)       (9.3%)
Costs and expenses:
  Production                         1,678,915        33.6%      1,335,436        24.2%         343,479        25.7%
  Marketing and selling              2,247,185        44.9%      2,531,405        45.9%        (284,220)      (11.2%)
  Depreciation & amortization          202,500         4.1%        151,337         2.8%          51,163        33.8%
  General and administrative         1,338,663        26.8%      1,737,908        31.5%        (399,245)      (23.0%)
  New business development           2,717,603        54.3%           --           0.0%       2,717,603        --
                                   ------------------------    ------------------------     -----------
                                     8,184,866       163.7%      5,756,086       104.4%       2,428,780        42.2%
                                   ------------------------    ------------------------     -----------
Loss from operations                (3,183,582)      (63.7%)      (240,653)       (4.4%)     (2,942,929)     1222.9%
Other income, net                      132,211         2.6%         47,856         0.9%          84,355       176.3%
Cumulative effect of change
  In accounting principle             (183,845)       (3.7%)          --           0.0%        (183,845)       --
                                   ------------------------    ------------------------     -----------
Net loss                           $(3,235,216)      (64.7%)   $  (192,797)       (3.5%)    $(3,042,419)     1578.0%
                                   ===========                 ===========

          Net sales in 2000 decreased $514,000 or 9.3% from 1999 primarily because of a decrease in average advertising sales per print directory. In 2000 we published 86 print directories that had average advertising sales of $54,000 each compared to the 66 print directories that we published in 1999 that had average advertising sales of $78,000 each. Had the 86 directories published in 2000 maintained the average advertising sales equal to fiscal year 1999, sales in 2000 would have been $2,037,000 greater. We have observed a trend toward lower average advertising sales from year to year in most bar association directories that renew publication. Of the 56 directories that were published in both 1999 and 2000, average advertising sales per directory decreased from $77,000 in 1999 to $59,000 in 2000. In 1998, in an effort to reduce our production costs, we began to convert many of our directory contracts to a new program under which we produced limited quantities based upon sales of the directories rather than obligate ourselves to provide a free directory for every member of the bar association that had contracted us. The program did result in reduced production costs; but we believe that the reduced circulation also has had a negative impact on our ability to secure advertising sales, resulting in lower average advertising sales per directory contract. In addition, during 2000, 15 of the 86 publications were our own proprietary directories (i.e., independent of an official sponsorship by a bar association). Advertising in this type of directory is somewhat more difficult to sell, at least initially, because of the lack of being an "official" bar association directory. Average advertising sales per proprietary directory were $39,000 in 2000. Survey cards were included in our proprietary directories; the surveys that have been returned to us indicate a very favorable evaluation of the directories. We believe that as our

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------

independent proprietary directories become known in their respective communities, their advertising sales will increase over that of the first year's publication. We also believe that we will be able to more effectively brand and market to attorneys our future attorney referral network business in these independent directories because promotion of our referral network in our proprietary directories will not be subject to the constraint of approval by a bar association. We are endeavoring to alleviate this negative trend in average advertising sales per directory by obtaining new bar-sponsored contracts that we have qualified as having good advertising demographics and by increasing year-to-year sales for our proprietary publications. Incomplete results from our first quarter of 2001 show an improvement in average advertising sales per directory over the same period in 2000, but not so much as to achieve the levels obtained in 1999. We will continue to focus on improving average advertising sales per directory but there can be no assurance that our efforts will yield the results that we seek.

          Excluding the costs related to our new business development, our print directory business and online vendor directory business, which was operated in conjunction with our print directory business in 2000, accounted for $466,000 of the loss from operations in 2000. This compares to a $241,000 loss from the same operations in 1999. The primary reason for the increase in the loss from these operations in 2000 was an increase in production costs that rose to 33.6% of sales in 2000 from 24.2% of sales in 1999. These increased production costs are attributable to an increase of $283,000 in our third-party printing costs. Of the increase of 20 publications in 2000 from 1999, 14 were the initial year for our new proprietary directories. These 14 first-year publications accounted for $197,000 of the increase in our third-party printing costs while contributing $518,000 in advertising sales. Production costs for these directories were high because we printed and distributed greater quantities of these in order to gain a larger user base. We expanded our content by including listings for attorneys who are not members of the bar association and by adding more information that is useful to attorneys such as state and federal court information. We believe that greater circulation and expanded content will provide for higher product recognition and usage that will translate into increased future revenues that will more than offset the higher printing costs.

          Marketing and selling expenses decreased primarily as a result of the decrease in net sales. The 9.3% decrease in net sales alone would cause sales commissions to be lower. Approximately $150,000 of the $284,000 decrease in marketing and selling expenses was related to payroll; however, payroll related expenses were slightly higher as a percentage of net sales in 2000 than in 1999. A decrease in our cost of obtaining databases of sales leads accounted for approximately $41,000 of the decrease in 2000 from that in 1999. In 1999 we incurred $34,000 of expense for contracted labor relating to sales; we had no such expense in 2000. The balance of $59,000 in the decrease in marketing and selling expense in 2000 from that in 1999 occurred over a number of expense categories.

          General and administrative expense, excluding items relating to the development of our attorney referral business development, decreased $399,000 in 2000 from 1999. The decrease is primarily attributable to a reallocation of executive management payroll costs that have been included within new business development as management dedicated a considerable amount of time to the development of our attorney referral service in 2000.

          As stated above, a significant amount of our expense in 2000 has been directly related to our strategy to develop an attorney referral business. These expenses were approximately $2,718,000 in 2000 and represent 85% of our loss from operations for the year. Of this amount, approximately $1,106,000 relates to management consulting and other professional services, $883,000 relates to the

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


RESULTS OF OPERATIONS (CONTINUED)
- ---------------------

development of our marketing and advertising strategies, $406,000 is payroll and related expenses, $236,000 is amortization of the cost of certain intangible assets; and the balance of $87,000 is primarily legal expense relating to the numerous contracts that have been required. Approximately 35% of attorney referral business development expenses were paid in the form of unregistered company stock or warrants to purchase unregistered company stock. The table below shows where new business development expenses appear in the Consolidated Financial Statements:

          Costs and expenses:
             Production                              $  102,860
             Marketing and selling                      900,907
             Depreciation and amortization              235,548
             General and administrative               1,478,289
                                                     ----------
          Total                                      $2,717,603


          COMPARISON OF QUARTERS ENDED DECEMBER 31, 2000 AND 1999

          Our results of operations for the quarters ended December 31, 2000 and 1999 are shown in the table below:

                                      Quarter ended                 Quarter ended           Change            Change
                                      Dec. 31, 2000                 Dec. 31, 1999            in $s             As %
                                ------------------------      ------------------------      ------------------------
Net sales                       $ 1,263,666       100.0%      $ 1,217,332       100.0%      $ (46,334)          3.8%
Costs and expenses:
  Production                        445,368        35.2%          390,321        32.1%         55,047          14.1%
  Marketing and selling             719,094        56.9%          599,778        49.3%        119,316          19.9%
  Depreciation & amortization       153,795        12.2%           37,831         3.1%        115,964         306.5%
  General and administrative        504,435        39.9%          456,410        37.5%         48,025          10.5%
                                ------------------------      ------------------------      ---------
                                  1,822,692       144.2%        1,484,340       122.0%        338,352          22.8%
                                ------------------------      ------------------------      ---------
Loss from operations               (559,026)      (44.2%)        (267,008)      (22.0%)      (292,018)        109.4%
Other income, net                    26,275         2.1%           15,266         1.3%         11,009          72.1%
                                ------------------------      ------------------------      ---------
Net loss                        $  (532,751)      (42.1%)     $  (251,742)      (20.7%)     $(281,009)        111.6%
                                ===========                   ===========
Net loss per common share       $     (0.10)                  $     (0.08)
                                ===========                   ===========
Shares used in calculation        5,095,992                     3,276,677
                                ===========                   ===========

          The most significant factor in the loss in the fourth quarter of 2000 was $387,162 of expense related to the development of the future attorney referral business. The following table shows in what categories these expenses occurred:

          Costs and expenses:
             Production                                   ---
             Marketing and selling                   $  170,192
             Depreciation and amortization               52,131
             General and administrative                 164,839
                                                     ----------
          Total                                      $  387,162

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

RESULTS OF OPERATIONS (CONTINUED)
- ---------------------

          Approximately $152,000 of the marketing and selling expense in the table above relates to the development of our marketing and advertising strategies, $114,000 is payroll and related expenses, $54,000 relates to management consulting and other professional services, $52,000 is amortization of the cost of certain intangible assets; and the balance of $15,000 is primarily legal expense relating to the numerous contracts that have been required. Approximately 27% of new business development expenses were paid in the form of unregistered company stock or warrants to purchase unregistered company stock.

          The following table presents the fourth quarter with the expenses relating to the new business development re-categorized accordingly:

                                      Quarter ended                 Quarter ended           Change            Change
                                      Dec. 31, 2000                 Dec. 31, 1999            in $s             As %
                                ------------------------      ------------------------      ------------------------
Net sales                       $ 1,263,666       100.0%      $ 1,217,332       100.0%      $ (46,334)          3.8%
Costs and expenses:
   Production                       445,368        35.2%          390,321        32.1%         55,047          14.1%
   Marketing and selling            548,902        43.5%          599,778        49.3%        (50,876)         (8.5%)
   Depreciation & amortization      101,664         8.0%           37,831         3.1%         63,833         168.7%
   General and administrative       339,596        26.9%          456,410        37.5%       (116,814)        (25.6%)
   New business development         387,162        30.6%              ---                     387,162
                                ------------------------      ------------------------      ---------
                                  1,822,692       144.2%        1,484,340       122.0%        338,352          22.8%
                                ------------------------      ------------------------      ---------
Loss from operations               (559,026)      (44.2%)        (267,008)      (22.0%)      (292,018)        109.4%

          Average advertising sales per directory were $71,000 in the last quarter of 2000 compared to $92,000 in the last quarter of 1999. We published only one independent proprietary directory in the fourth quarter of 2000. Production costs were higher in the fourth quarter of 2000 than in the same period a year earlier primarily because we published 17 directories in the fourth quarter of 2000 compared to 12 a year earlier. Marketing and selling expense decreased in the fourth quarter of 2000 from a year earlier because of decreases in numerous categories, the two largest of which were a $15,000 reduction in long-distance telephone costs and a $9,000 decrease in the cost of obtaining databases for sales leads. The increase in depreciation expense relates to the recognition of depreciation expense that is associated with our switch from an accelerated depreciation method to straight line depreciation for those assets that qualified as of the fourth quarter. The decrease in general and administrative expense is primarily attributable to payroll that represents management resources that have been reallocated from the print directory business to the development of the new attorney referral business.

          As described in Item 1. Business - Our Planned Attorney Referral Business, we began sales to attorneys in December 2000 for participation in our planned attorney referral network. From December 5, 2000 through March 27, 2001 we received $253,000 in deposits on contracts that we expect will generate approximately $2,500,000 in annual revenues, assuming that none of the attorneys elect their option to cancel after six months following launch as permitted by their agreements. We plan to launch our network initially in the central Florida area in June 2001 and then launch networks in other Florida major metropolitan areas later in the year. Revenue recognition will begin for contracts when the related area network becomes operative and will be amortized over the life of the contracts, which is expected to be one year. Therefore, we do not expect to recognize any revenues from these operations until June 2001; however, we will continue to recognize the expenses that we incur for these operations prior to and after the launch.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

          Our balance of cash and cash equivalents, including $32,000 of restricted cash held in escrow, at December 31, 2000 was $101,000 higher than at December 31, 1999 in spite of our net loss in 2000 primarily because of two private sales of our unregistered common stock that raised $2,252,000 during the first quarter of 2000. These transactions were discussed in our report on Form 10-QSB for the quarter ended March 31, 2000. Most of our December 31, 2000 balance of cash and cash equivalents was invested in money market funds.

          Our net loss of $3,235,000 in 2000 did not affect our cash balance commensurately primarily because of the new capital raised from the sale of stock discussed above and secondarily because we issued unregistered common stock and warrants for common stock in exchange for approximately $910,000 of the expenses we recognized that relate to our planned attorney referral business. During 2000, we issued approximately 881,000 shares of unregistered common stock in exchange for intangible assets and professional services relating to the development of our future attorney referral business. While these transactions result in a charge to operations, they do not effect our liquidity.

          During the most recent quarter, our balance of cash and cash equivalents decreased $385,000.

          The Company's principal debt is a mortgage relating to its land and building purchased in September 1996 for use as its corporate headquarters. The balance due on the mortgage as of December 31, 2000 was $587,000. At December 31, 2000 the Company's investment in the land and building was approximately $1,015,000. Additional information concerning the mortgage is included in Note 6 of the Notes to Consolidated Financial Statements.

          As stated above under Results of Operations, from December 5, 2000 through March 27, 2001 we received $253,000 in deposits from attorneys who have contracted to participate in our future attorney referral business. Of this balance $103,000 is restricted in an escrow account held by our independent counsel; these funds will become available for our use at approximately 60 days before the initial launch of the referral network, planned for June 1, 2001. We have discontinued the requirement for placing deposits in escrow. At the time of this report, ongoing receipts from advance payments more than provide for our cash requirements, primarily payroll, relating to the future attorney referral business. Prior to launch we will begin incurring significant expense relating to advertising of the referral network. We can not estimate at this time how much of our existing cash resources we will use in our future attorney referral business strategy; we do not plan to make any commitments that would jeopardize our having sufficient cash balances for all of our operations.

          We believe that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months. We cannot assure you we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


FORWARD-LOOKING STATEMENTS
- --------------------------

          The statements made above relating to increases in future revenues of our independent proprietary directories, our ability to more effectively brand and market our future planned attorney referral network in our independent directories, our plans to launch our initial attorney referral network in the Central Florida area in June 2001, its expansion to other Florida major metropolitan areas later in the year and to other states, our expectation that we will realize certain levels of annual revenues from our attorney referral network based upon contracts that we have received, our marketing of the referral network through advertising and the Internet, our relationship with Futuredontics and the services we expect it will provide, our compliance with regulatory requirements in operating the referral network, our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, our plans or commitments not jeopardizing our having sufficient cash balances for all of our operations, and our raising additional capital in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to successfully gain recognition and usage of our new independent directories, 2) whether attorneys who may be targets for our attorney referral network will purchase or otherwise use our independent directories, 3) the ability of our management to launch and implement our attorney referral network without using all of our cash resources,
4) unexpected technical obstacles that prevent us launching our attorney referral in the time we plan, 5) cancellation of attorney referral sales contracts before their one-year term by attorneys who chose to exercise that option, 6) unexpected downturns in our print directory business, including national and local economic factors that will reduce advertising sales, 7) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 8) our reliance upon the performance of third parties upon whom we have limited influence or control, 9) whether the capital markets find our current business or our business plans acceptable for investment, 10) the intense competition we face both in our current and planned business and in the market for raising additional capital, and 11) our ability to convince sources of capital that our management is able to carry out its new business strategy.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000



ITEM 7.   FINANCIAL STATEMENTS



                                    CONTENTS

Report of Independent Certified Public Accountants...........................27


Consolidated Financial Statements

Consolidated Balance Sheets..................................................28
Consolidated Statements of Operations........................................29
Consolidated Statements of Shareholders' Equity..............................30
Consolidated Statements of Cash Flows........................................31
Notes to Consolidated Financial Statements...................................33

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000



               Report of Independent Certified Public Accountants

The Board of Directors
Attorneys.com, Inc.

We have audited the accompanying consolidated balance sheets of Attorneys.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Attorneys.com, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for the sale of advertising in the Company's online vendor directory.


/s/ ERNST & YOUNG LLP

Orlando, Florida
February 23, 2001

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                              Attorneys.com, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                                  DECEMBER 31
ASSETS                                                                     2000               1999
                                                                       -------------------------------
Current assets:
   Cash and cash equivalents                                           $ 2,164,714         $ 2,095,866
   Restricted cash                                                          31,871                --
   Accounts receivable, less allowance for doubtful accounts of
     $121,223 and $153,901 in 2000 and 1999, respectively                  235,571             246,952
   Directories in progress                                                 270,071             164,309
   Other current assets                                                    163,786             175,067
                                                                       -------------------------------
Total current assets                                                     2,866,013           2,682,194

Property and equipment, net                                              1,138,379           1,270,958
Investment in AroundCampus, Inc.                                           200,000             200,000
Intangible assets, net                                                   1,208,281             116,667
Other assets                                                                 5,095              43,945
                                                                       -------------------------------
Total assets                                                           $ 5,417,768         $ 4,313,764
                                                                       ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   214,873         $   247,827
   Accrued expenses                                                        211,038             169,999
   Deferred revenue                                                        727,651             492,574
   Mortgage payable                                                         53,333              53,333
                                                                       -------------------------------
Total current liabilities                                                1,206,895             963,733

Notes payable                                                              100,000             100,000
Mortgage payable after one year                                            533,334             586,667
                                                                       -------------------------------
Total liabilities                                                        1,840,229           1,650,400

Commitments and contingencies

Shareholders' equity:
   Common shares, no par value:
      15,000,000 shares authorized; 6,769,210 shares
      issued in 2000; 4,925,020 shares issued in 1999                    9,897,014           5,914,416
   Paid-in capital for stock warrants                                      213,933              26,208
   Accumulated deficit                                                  (5,351,087)         (2,115,871)
   Unearned compensation, net                                                 (484)             (2,687)
   Treasury stock, at cost; 1,645,800 shares in 2000;
     1,634,300 shares in 1999                                           (1,181,837)         (1,158,702)
                                                                       -------------------------------
Total shareholders' equity                                               3,577,539           2,663,364
                                                                       -------------------------------
Total liabilities and shareholders' equity                             $ 5,417,768         $ 4,313,764
                                                                       ===============================

SEE ACCOMPANYING NOTES

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                               Attorneys.com, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                                                            YEAR ENDED DECEMBER 31
                                                                           2000                1999
                                                                       -------------------------------
Net sales                                                              $ 5,001,284         $ 5,515,433

Costs and expenses:
   Production                                                            1,781,775           1,335,436
   Marketing and selling                                                 3,148,091           2,531,405
   Depreciation and amortization                                           438,048             151,337
   General and administrative                                            2,816,952           1,737,908
                                                                       -------------------------------
                                                                         8,184,866           5,756,086
                                                                       -------------------------------
Loss from operations                                                    (3,183,582)           (240,653)

Other income(expenses):
  Interest expense                                                         (55,656)            (52,400)
  Interest income                                                          167,935             102,460
  Other                                                                     19,932              (2,204)
                                                                       -------------------------------
                                                                           132,211              47,856
                                                                       -------------------------------
Loss before cumulative effect of change in accounting principle         (3,051,371)           (192,797)

Cumulative effect of change in accounting principle                       (183,845)               --
                                                                       -------------------------------
Net loss                                                               $(3,235,216)        $  (192,797)
                                                                       ===============================

Loss per common share before cumulative effect of change in
   accounting principle-- basic and diluted                            $     (0.66)        $      (.06)
Cumulative effect of change in accounting principle                          (0.04)               --
                                                                       -------------------------------
Net loss per common share--basic and diluted                           $     (0.70)        $      (.06)
                                                                       ===============================
Pro forma amounts assuming the accounting change is applied
   retroactively:
Net loss                                                               $(3,051,371)        $  (376,642)
                                                                       ===============================
Net loss per common share--basic and diluted                           $     (0.66)        $     (0.12)
                                                                       ===============================
Shares used in computation of net loss common per share--basic
   and diluted                                                           4,599,012           3,270,606
                                                                       ===============================

SEE ACCOMPANYING NOTES

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                               Attorneys.com, Inc.
                                and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                                        COMMON STOCK
                                                              -------------------------------
                                                                                                      PAID-IN
                                                                                                    CAPITAL FOR
                                                                                                       STOCK
                                                                  SHARES             AMOUNT           WARRANTS
                                                              --------------------------------------------------
Balance at January 1, 1999                                      3,266,600         $ 5,831,448        $      --
   Issuance of unregistered common stock in exchange
     for goods and services                                        20,400              40,248               --
   Issuance of stock warrants in exchange for services               --                  --               26,208
   Shares issued under Stock Option Plan                           32,720              42,720               --
   Amortization of unearned compensation                             --                  --                 --
   Acquisition of common stock for treasury                       (29,000)               --                 --
   Net loss                                                          --                  --                 --
                                                              --------------------------------------------------
Balance at December 31, 1999                                    3,290,720           5,914,416             26,208
   Sale of unregistered common stock                              905,513           2,251,620               --
   Issuance of unregistered  common stock in exchange
     for goods and services                                       881,477           1,639,773               --
   Issuance of stock warrants in exchange for goods
     and services                                                    --                  --              187,725
   Exercise of stock warrants                                      25,000              42,187               --
   Shares issued under Stock Option Plan                           32,200              49,018               --
   Amortization of unearned compensation                             --                  --                 --
   Acquisition of common stock for treasury                       (11,500)               --                 --
   Net loss                                                          --                  --                 --
                                                              --------------------------------------------------
Balance at December 31, 2000                                    5,123,410         $ 9,897,014        $   213,933
                                                              ==================================================

           Consolidated Statements of Shareholders' Equity(continued)

                                                           ACCUMULATED           UNEARNED           TREASURY
                                                             DEFICIT           COMPENSATION           STOCK               TOTAL
                                                           -----------------------------------------------------------------------
Balance at January 1, 1999                                 $(1,923,074)        $    (6,348)        $(1,129,484)        $ 2,772,542
   Issuance of unregistered common stock in exchange
     for goods and services                                       --                  --                  --                40,248
   Issuance of stock warrants in exchange for services            --                  --                  --                26,208
   Shares issued under Stock Option Plan                          --                  --                  --                42,720
   Amortization of unearned compensation                          --                 3,661                --                 3,661
   Acquisition of common stock for treasury                       --                  --               (29,218)            (29,218)
   Net loss                                                   (192,797)               --                  --              (192,797)
                                                           -----------------------------------------------------------------------
Balance at December 31, 1999                                (2,115,871)             (2,687)         (1,158,702)          2,663,364
   Sale of runregistered common stock                             --                  --                  --             2,251,620
   Issuance of unregistered  common stock in exchange
     for goods and services                                       --                  --                  --             1,639,773
   Issuance of stock warrants in exchange for goods
     and services                                                 --                  --                  --               187,725
   Exercise of stock warrants                                     --                  --                  --                42,187
   Shares issued under Stock Option Plan                          --                  --                  --                49,018
   Amortization of unearned compensation                          --                 2,203                --                 2,203
   Acquisition of common stock for treasury                       --                  --               (23,135)            (23,135)
   Net loss                                                 (3,235,216)               --                  --            (3,235,216)
                                                           -----------------------------------------------------------------------
Balance at December 31, 2000                               $(5,351,087)        $      (484)        $(1,181,837)        $ 3,577,539
                                                           =======================================================================

SEE ACCOMPANYING NOTES

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                               Attorneys.com, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                       YEAR ENDED DECEMBER 31
                                                                                        2000             1999
                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $(3,235,216)        $  (192,797)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     438,048             151,337
     Gain on sale of equipment                                                          (8,409)               --
     Accretion of unearned compensation                                                  2,203               3,661
     Bad debt expense                                                                  127,478             258,746
     Exchange of unregistered common stock for goods and services                      722,763               6,298
     Exchange of stock warrants for goods and services                                  86,725              26,208
     Exchange of advertising for machinery and equipment                                (4,899)               --
       Increase in accounts receivable                                                (116,097)           (177,653)
       (Increase) decrease in directories in progress                                 (105,762)            180,496
       (Increase) decrease in other assets                                            (231,265)             43,310
       (Decrease) increase in accounts payable                                         (32,954)             66,916
       Increase (decrease) in accrued expenses                                          41,039             (11,630)
       Decrease in income taxes payable                                                   --               (70,296)
       Increase (decrease) in deferred revenue                                         235,077            (455,779)
                                                                                   -------------------------------
Net cash used in operating activities                                               (2,081,269)           (171,183)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from the sale of equipment                                                     11,000                --
Purchases of property and equipment                                                    (53,182)            (24,753)
                                                                                   -------------------------------
Net cash used in investing activities                                                  (42,182)            (24,753)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the exercise of stock options                                             49,018              42,720
Proceeds from the sale of unregistered common stock                                  2,251,620                --
Repayment of mortgage principal                                                        (53,333)            (53,333)
Purchase of treasury stock                                                             (23,135)            (29,218)
                                                                                   -------------------------------
Net cash provided by (used in) financing activities                                  2,224,170             (39,831)
                                                                                   -------------------------------
Net increase (decrease) in cash and cash equivalents                                   100,719            (235,767)
Cash and cash equivalents at beginning of year                                       2,095,866           2,331,633
                                                                                   -------------------------------
Cash, restricted cash and cash equivalents at end of year                          $ 2,196,585         $ 2,095,866
                                                                                   ===============================

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                               Attorneys.com, Inc.
                                and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                              YEAR ENDED DECEMBER 31
                                                                               2000             1999
                                                                           ---------------------------
SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:

    Interest                                                               $  55,013         $  52,415
                                                                           ===========================
Supplemental noncash activities:

   Exchange of stock warrants for intangible property                      $ 101,000         $    --
                                                                           ===========================

   Exchange of unregistered common stock for intangible property           $ 917,010         $    --
                                                                           ===========================

   Exchange of advertising for machinery and equipment                     $   4,899         $   3,084
                                                                           ===========================

   Exchange of advertising for supplies and services                       $  37,962         $  45,513
                                                                           ===========================

   Exchange of note payable for other asset                                $    --           $ 100,000
                                                                           ===========================

   Reduction of accounts payable by issuance of common stock               $    --           $  33,950
                                                                           ===========================

SEE ACCOMPANYING NOTES.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                               Attorneys.com, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Attorneys.com, Inc. (ATTY) (formerly The Publishing Company of North America, Inc. (PCNA) until June 5, 2000) began operations on September 20, 1993. The primary business activity of ATTY is publishing membership directories for bar associations and selling advertising in those directories. ATTY markets its directories to associations throughout the continental United States.

On October 14, 1998, PCNA Communications Corporation was incorporated as a wholly-owned subsidiary of ATTY. Effective January 1, 1999, PCNA transferred substantially all of its print directory operations into this subsidiary. PCNA Communications Corporation also conducts operations of an Internet-based online vendor directory business that was launched in September 1999. On February 15, 1999, Attorneys Online, Inc. was incorporated as a wholly-owned subsidiary of PCNA. On November 5, 1999 it was re-named Attorneys.com, Inc. until June 5, 2000, at which time its name reverted to Attorneys Online, Inc.

CONSOLIDATION

The consolidated financial statements include the accounts of ATTY, PCNA Communications Corporation and Attorneys Online, Inc. since their respective dates of incorporation (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2000 is a $1,900,000 Federal Home Loan Bank discount note which matured on January 26, 2001.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)


1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 2000, the Company has approximately $32,000 in a money market account administrated by its outside counsel as escrow agent for certain advance payments made in connection with the Company's attorney referral network business currently being developed. The escrowed funds will be released to the Company approximately 60 days prior to the launch of the referral network.

ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories and the online vendor directory. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation for machinery and equipment and office furniture and equipment is computed using straight-line and accelerated methods over five years. Purchased software is amortized using the straight-line method over five years. Real property is depreciated using the straight-line method over 30 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

INTANGIBLE ASSETS

Intangible assets are comprised of web site development costs, rights to use a particular toll-free telephone number (1-800-ATTORNEY) and Internet web site addresses. The web site development costs, capitalized in accordance with Emerging Issues Task Force Issue No. 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, are recorded at cost. Intangible assets are amortized over the estimated useful life of the assets, which are either 30 or 60 months, using the straight-line method.

INVESTMENT IN AROUNDCAMPUS, INC.

The investment in AroundCampus, Inc. (ACI) (formerly College Directory Publishing Corporation) is accounted for on the cost basis as the Company does not participate in ACI's management. This investment is comprised of 440,040 shares of common stock of ACI, $0.001 par value per share.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)



1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

          In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Accordingly, the Company changed the method it uses to account for the sale of Internet advertising revenues. Under the new accounting method revenues and related incremental direct costs are recognized over the life of the Internet advertising contracts. Previously, Internet advertising revenue was recognized in full at the time advertising was placed on the Company's web site and related costs were recognized as incurred. This change was applied retroactively to January 1, 2000. The cumulative effect, as of January 1, 2000, was $184,000, which is reflected as a charge in the 2000 statement of operations. The change increased/(decreased) net loss and net loss per share before the cumulative effect, revenues, and production costs by $(114,000), $(0.02) per share, $164,000 and $50,000, respectively for the year ended December 31, 2000. Revenue and production costs previously recognized in 1999 under the Company's prior policy of $270,000 and $86,000, respectively, were recognized in 2000.


Print advertising revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

BARTER TRANSACTIONS

The Company engages in nonmonetary trades of advertising space in exchange for goods or services. For the years ended December 31, 2000 and 1999, nonmonetary barter transactions totaled $43,000 and $49,000, respectively. These barter transactions are recorded at the estimated fair value of the asset or services received in accordance with Financial Standards Board Statement No. 29, Accounting for Nonmonetary Transactions.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SHIPPING AND HANDLING COSTS

The costs of shipping and handling related to print directories are included in production costs and for the years ended December 31, 2000 and 1999, were $262,000 and $154,000 respectively.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)



1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The costs of advertising are expensed as incurred. For the years ended December 31, 2000 and 1999, advertising costs included in marketing and selling costs were $400,118 and $65,469, respectively. The amount for 2000 includes $359,640 for the production of television commercials intended for use in the Company's planned attorney referral business.

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation under the provisions of Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at a price which approximates the fair market value of the Company's common stock on the date of award.

EARNINGS PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted income (loss) per common share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, summarizing its views of applying generally accepting accounting principles to revenue recognition in financial statements.

SAB 101 requires companies to recognize certain up-front non-refundable fees over the life of the related contract. The Company adopted this new accounting principle in the fourth quarter of fiscal 2000, through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, as of the beginning of fiscal 2000, as described in the Revenue Recognition accounting policy.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)



1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN No. 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25." Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted FIN No. 44 for fiscal 2000. The adoption did not have a material effect on the Company's financial statements.

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

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                          DECEMBER 31
                                                                   2000               1999
                                                               -------------------------------
         Land                                                  $   255,000         $   255,000
         Building                                                  760,387             760,387
         Machinery and equipment                                   695,023             664,858
         Office furniture and equipment                             84,082              87,106
         Purchased software                                        132,100             123,675
                                                               -------------------------------
                                                                 1,926,592           1,891,026
         Less accumulated depreciation and amortization           (788,213)           (620,068)
                                                               -------------------------------
                                                               $ 1,138,379         $ 1,270,958
                                                               ===============================

3. INTANGIBLE ASSETS

In January 2000, the Company acquired the rights to use a particular toll-free telephone number in exchange for stock warrants having an aggregate value of $101,000. In April 2000, the Company acquired the rights to use a second toll-free telephone number, in exchange for unregistered shares of Company stock having an aggregate value of $557,010. During 2000, in conjunction with the further development of the Company's attorney referral business plan, management determined it no longer intended to use the first toll-free telephone number acquired and expensed the remaining unamortized cost of $90,500. This write-off is included in amortization expense.

Intangible assets consist of the following:

                                                                           DECEMBER 31
                                                                    2000                1999
                                                               -------------------------------
         Internet web site addresses                           $   150,587         $   125,000
         Toll-free telephone number                                557,010                --
         Web site development costs                                648,565                --
                                                               -------------------------------
                                                                 1,356,162             125,000
         Less accumulated amortization                            (147,881)             (8,333)
                                                               -------------------------------
                                                               $ 1,208,281         $   116,667
                                                               ===============================

For the years ended December 31, 2000 and 1999, amortization expense was approximately $255,000 and $26,000 respectively.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

4. INCOME TAXES

At December 31, 2000, the Company had available net operating loss carryforwards of approximately $4,243,000 for federal income tax purposes. These net operating loss carryforwards expire approximately $33,000 in 2011, $426,000 in 2012, $4,000 in 2013, $24,000 in 2019 and $3,756,000 in 2020.

The reconciliations of income tax computed at the U.S. federal statutory rates to income tax expense are as follows:

                                                                         DECEMBER 31
                                                                   2000               1999
                                                               -------------------------------
         Income taxes computed at the federal statutory
            rate of 34%                                        $(1,099,973)        $   (68,951)
         State income taxes, net of federal benefit               (117,018)             (7,055)
         Other--net                                                 32,744               9,436
         Non deductible intangible asset acquisition               242,359                --
         Change in valuation allowance                             941,888              66,570
                                                               -------------------------------
         Total                                                 $      --           $      --
                                                               ===============================

The components of the deferred income tax assets and liabilities are as follows:

                                                              DECEMBER 31
                                                       2000                1999
                                                   -------------------------------
         Deferred tax assets:
            Allowance for doubtful accounts        $    45,616         $    57,912
            Net operating loss carryforward          1,596,618             212,698
            Unearned compensation                       11,859              11,030
            Other                                        6,126               5,929
                                                   -------------------------------
                                                     1,660,219             287,569
         Valuation allowance                        (1,133,412)           (191,524)
                                                   -------------------------------
         Total deferred tax assets                     526,807              96,045

         Deferred tax liabilities:
            Prepaid expenses                            (2,866)             (2,348)
            Property and equipment                     (19,961)            (31,867)
            Directories in progress                   (101,628)            (61,830)
            Intangible assets                         (402,352)               --
                                                   -------------------------------
         Total deferred tax liabilities               (526,807)            (96,045)
                                                   -------------------------------
         Total                                     $      --           $      --
                                                   ===============================

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

4. INCOME TAXES (CONTINUED)

In accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its consolidated balance sheets and has established valuation allowances in the amounts of $1,133,412 and $191,524 against its net deferred tax assets at December 31, 2000 and 1999, respectively.

5. LEASE OBLIGATIONS

At December 31, 2000, the Company leases office space under an operating lease expiring October 31, 2001 with an option to renew for an additional one year. Approximate future minimum lease payments during 2001 are $9,000.

For the years ended December 31, 2000 and 1999, total rental expenses were $25,811 and $38,590, respectively.

6. LONG-TERM OBLIGATIONS

MORTGAGE PAYABLE

Monthly principal payments related to the mortgage on the Company's headquarters are due along with accrued interest on the outstanding principal based upon the LIBOR (London InterBank Offering Rate) plus 250 basis points. The interest rate charged on the mortgage was 9.28% at December 31, 2000. In December 2011, a final balloon payment is due of the then remaining principal balance together with any unpaid interest accrued.

The mortgage is secured by assets with a carrying value of approximately $1,063,000 at December 31, 2000.

The mortgage becomes due for the years ending December 31 as follows:

               2001                             $ 53,333
               2002                               53,333
               2003                               53,333
               2004                               53,333
               2005                               53,333
         Thereafter                              320,002
                                                --------
                                                $586,667
                                                ========

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)


6. LONG-TERM OBLIGATIONS (CONTINUED)

MORTGAGE PAYABLE (CONTINUED)

The mortgage agreement requires the Company, among other provisions, to maintain minimum levels of funds flow (as defined in the agreement). The covenant was not met as of and for the year ended December 31, 2000 and the Company has obtained a waiver of the required minimum level of funds flow through January 31, 2002. Accordingly, amounts payable under the mortgage agreement are classified as long-term in the accompanying consolidated balance sheet.

NOTES PAYABLE

On November 3, 1999, in connection with the its acquisition of an Internet address, the Company issued the sellers four-year non-interest bearing promissory notes in the total amount of $100,000. Principal is due on November 3, 2003 unless the holders elect to exercise warrants issued by the Company in connection with the transaction (see Note 9). The notes are collateralized by right, title and interest in the Internet address.

7. TREASURY STOCK

Pursuant to a buy-back plan approved by its Board of Directors in May 1997, the Company purchased 11,500 shares of its common stock in open market transactions during 2000 for approximately $23,000. During 1999 the Company purchased 29,000 shares in open market transactions for approximately $29,000.

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

The Company's 1996 Stock Plan, as amended, covers 2,000,000 shares of the Company's common stock and provides for incentive stock options, nonqualified stock options, nondiscretionary stock options, and awards of stock to employees, officers, directors, and certain other parties related to the Company. Generally, grants of options are exercisable each December 31 equally over three or five years and they expire ten years from the date of grant.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

8. SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes option activity in 2000 and 1999:

                                                                            WEIGHTED
                                                        EXERCISE PRICE      AVERAGE
                                           SHARES            RANGE      EXERCISE PRICE
                                         ---------------------------------------------
Outstanding at January 1, 1999             497,150         $1.00-$6.25      $ 1.27
   Granted                                 560,000          1.41-2.00         1.87
   Exercised                               (22,720)            1.00           1.00
   Exercised                               (10,000)            2.00           2.00
   Forfeited                               (58,530)            1.00           1.00
                                         ---------------------------------------------
Outstanding at December 31, 1999           965,900          1.00-6.25         1.63
   Granted                                 222,000             0.56           0.56
   Granted                                  22,000             0.91           0.91
   Granted                                 129,000          2.00-2.88         2.30
   Granted                                  13,380             4.06           4.06
   Exercised                               (16,600)         1.00-1.41         1.07
   Exercised                               (15,600)            2.00           2.00
   Forfeited                               (50,000)         1.00-1.41         1.08
   Forfeited                               (36,000)         1.69-2.00         1.82
                                         ---------------------------------------------
Outstanding at December 31, 2000         1,234,080         $0.56-$6.25      $ 1.54
                                         =============================================

The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Outstanding                                      Exercisable
                      --------------------------------------           ---------------------------------------
                                       Weighted Average                                  Weighted Average
                                   -------------------------                         -------------------------
   Range of                                       Remaining                                         Remaining
   Exercise                        Exercise      Contractual                         Exercise      Contractual
    Prices            Shares         Price           Life              Shares          Price          Life
- -----------------------------------------------------------------------------------------------------------------
     $0.56               222,000     $0.56           8.30                 222,000       $0.56         8.30
   0.91-1.00             337,300      0.99           6.69                 272,100        1.00         6.33
   1.41-2.00             517,400      1.88           7.06                 407,467        1.90         7.24
   2.19-2.88             123,000      2.42           8.66                 103,000        2.33         8.51
     4.06                 13,380      4.06           9.15                   8,920        4.06         9.15
   5.50-6.25              21,000      5.68           5.30                  21,000        5.68         5.30
- -----------------------------------------------------------------------------------------------------------------
  $0.56-$6.25          1,234,080     $1.54           7.33               1,034,487       $1.51         7.33
=================================================================================================================

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

8. SHAREHOLDERS' EQUITY (CONTINUED)

PRO FORMA DISCLOSURES

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 5.73% and 5.36%, respectively; dividend yields of 0% for both 2000 and 1999; volatility factor of 1.184 and 1.136, respectively; and a weighted-average expected life of the options of five years during both 2000 and 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per common share for the years ended December 31, 2000 and 1999 are as follows:

                                                        2000           1999
                                                  ------------------------------
         Pro forma net loss                         $(3,899,146)     $(572,607)
                                                  ==============================
         Pro forma net loss per common share--
              basic and diluted                     $     (0.85)     $   (0.18)
                                                  ==============================

UNEARNED COMPENSATION

The unearned compensation is being amortized over 36 months from the date of grant of the respective shares. Expense charged against operations during 2000 and 1999 was $2,203 and $3,661, respectively.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)


8. SHAREHOLDERS' EQUITY (CONTINUED)

UNREGISTERED STOCK

During 2000, the Company received $2,251,620 in cash from the sale of 905,513 unregistered shares of the Company's common stock. Also during 2000, the Company issued 881,477 unregistered shares of the Company's common stock valued at $1,639,773 in exchange for various goods and services. Of this amount, $722,763 was recognized as expense in 2000. The balance of $917,010 relates to web site development costs and intangible assets .

STOCK WARRANTS

The underwriter of the Company's initial public offering purchased for $95 warrants to purchase up to 95,000 shares of the Company's common stock at $6.60 per share (120% of the initial public offering price). The warrants are exercisable for a period of four years commencing May 17, 1997, at which time holders of these warrants obtain certain registration rights. None of the warrants have been exercised through December 31, 2000. There was no expense in 2000 or 1999 related to these warrants.

In connection with a contract for investor relations services, in July 1999 the Company issued warrants valued at $52,416 to purchase 225,000 shares of the Company's common stock exercisable at prices ranging from $1.69 to $7.50 per share and having expiration dates ranging from January 7, 2001 to December 7, 2001. The Company expensed the value of these warrants over the life of the contract that ended in July 2000. Expense charged against operations was $26,208 in each of 2000 and 1999. The Company registered the shares underlying these warrants under the Securities Act of 1933 in a registration statement on Form S-3 that became effective March 7, 2000. During 2000, warrants for 25,000 shares were exercised at a price of $1.69 per share.

As described in Note 6, in January 1999 the Company issued promissory notes in connection with an asset acquisition. It also issued to the sellers warrants to purchase 100,000 shares of

ATTY common stock exercisable for four years at $2.25 per share. In the event that the Company has more than 15,000,000 shares of common stock outstanding, the warrants will be adjusted to permit the holders to purchase more shares. The sellers have the option to either exercise the warrants or have the notes paid.

In January 2000, the Company acquired the rights to use a particular toll-free telephone number in exchange for warrants valued at $101,000, to purchase 100,000 shares of the Company's common stock exercisable at $2.188 per share and expiring January 16, 2004. As described in Note 4, the Company wrote off the full value of the related asset during 2000.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)


8.  SHAREHOLDERS' EQUITY (CONTINUED)

STOCK WARRANTS (CONTINUED)

Also in January 2000, the Company granted warrants valued at $14,300 to a member of its Board of Directors to purchase 10,000 shares of the Company's common stock exercisable at $2.188 per share through January 17, 2003, pursuant to a verbal consulting agreement. Services pursuant to the agreement were completed in June 2000.

In payment for consulting services provided by an unrelated individual, in February 2000 the Company granted warrants valued at $3,600 to purchase 3,000 shares of the Company's common stock exercisable at $2.25 per share and expiring February 4, 2002.

In connection with a contract for investment banking services, in May 2000 the Company issued warrants valued at $67,000, to purchase 100,000 shares of the Company's common stock exercisable at $2.875 per share and expiring May 12, 2002. The Company is expensing the value of these warrants over the life of the one-year contract. Expense charged against operations during 2000 was $42,617.

The following table summarizes information about stock warrants described above that are outstanding at December 31, 2000:

                                                      Weighted Average
                                            -----------------------------------
          Range of Exercise       Number        Exercise         Remaining
                Prices         Outstanding       Price       Contractual Life
         ----------------------------------------------------------------------
             $2.19-$3.00         363,000           $2.47           2.08
              3.50- 5.00          66,668            4.25           0.39
              5.50- 7.50         178,332            6.55           0.55
         ----------------------------------------------------------------------
             $2.19-$7.50         608,000           $3.86           1.45
         ======================================================================

The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.08%; dividend yield of 0%; volatility factor of 1.009; and a weighted-average expected life of the warrants of 1.35 years.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

9. LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:

                                                                             2000                1999
                                                                         -------------------------------
Numerator:
   Net loss                                                              $(3,235,216)        $  (192,797)
                                                                         -------------------------------
   Numerator for basic loss per common share--loss available to
     common shareholders                                                  (3,235,216)           (192,797)
   Effect of dilutive securities:                                               --                  --
                                                                         -------------------------------
   Numerator for diluted loss per common share--loss available to
     common shareholders after assumed conversions                        (3,235,216)           (192,797)

Denominator:
   Denominator for basic and diluted loss per common share--
     weighted-average shares                                               4,599,012           3,270,606
                                                                         -------------------------------
Net loss per common share                                                $     (0.70)        $     (0.06)
                                                                         ===============================

In computing diluted loss per share, 343,448 and 235,623 common share equivalents were excluded for the years ended December 31, 2000 and 1999, respectively, from the diluted loss per share computation because their effects would have been antidilutive.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Salary Reduction Plan covering substantially all employees with twelve months of service or more. A participant may contribute up to 19% of his or her annual compensation (12% prior to 2001). The Company's matching contribution is determined annually by the Board of Directors. The Company's contributions were approximately $14,000 and $11,000 for 2000 and 1999, respectively.

11. COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with its President that provides for salary continuation through May 2002 and immediate vesting of all remaining unvested options in the event of termination without cause. The agreement provides for annual compensation of $130,000, $156,000 and $182,000 for each of the three years in the period ending May 24, 2002 and an annual bonus equal to 5% of the Company's increase in the prior fiscal year pre-tax income.

In January 2000, the Company entered into an employment agreement with its Chief Operating Officer that provides for, among other things, salary continuation through December 2001, an option to extend employment for one additional year, a grant of 65,000 Incentive Stock Options and three months severance pay in the event of termination by the Company. The agreement provides for annual compensation of approximately $136,000 beginning in May 2000 and approximately $150,000 for the

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

             Notes to Consolidated Financial Statements (continued)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

year 2001. If either party exercises the one-year extension, salary will be increased 10% for the year 2002.

12. RELATED PARTY TRANSACTIONS

In January 2000, 115,000 unregistered shares of the Company's common stock were purchased by a member of the Company's Board of Directors for the then current market price of $2.188 per share or $251,620.

As described in Note 9, in January 2000 the Company granted warrants valued at $14,300 to a member of its Board of Directors.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table shows the previously reported and restated results on a quarterly basis, after applying the change in revenue recognition associated with online advertising, as discussed in Note 1 Revenue Recognition, retroactively to January 1, 2000:

                                                           QUARTER ENDED
                          --------------------------------------------------------------------------------------
                               MARCH 31, 2000              JUNE 30, 2000                SEPTEMBER 30, 2000           QUARTER
                          --------------------------------------------------------------------------------------      ENDED
                          AS ORIGINALLY       AS       AS ORIGINALLY       AS       AS ORIGINALLY       AS         DECEMBER 31,
                             REPORTED     RESTATED(1)     REPORTED     RESTATED(1)     REPORTED     RESTATED(1)        2000
                          ----------------------------------------------------------------------------------------------------------
Net sales                 $ 1,169,367    $ 1,219,314    $ 1,201,910    $ 1,299,829    $ 1,193,536    $ 1,218,475    $ 1,263,666

Operating loss            $  (633,041)   $  (599,077)   $(1,063,475)   $  (996,890)   $(1,045,547)   $(1,028,589)   $  (559,026)

Loss before cumulative
   effect of adjustment   $  (604,389)   $  (570,425)   $(1,020,354)   $  (953,769)   $(1,011,384)   $  (994,426)   $  (532,751)

Cumulative effect of
   accounting change      $      --      $  (183,845)   $      --      $      --      $      --      $      --      $      --

Net loss                  $  (604,389)   $  (754,270)   $(1,020,354)   $  (953,769)   $(1,011,384)   $  (994,426)   $  (532,751)

Net loss per common
   share, basic and
   diluted, as
   previously reported    $     (0.16)   $     (0.15)   $     (0.22)   $     (0.21)   $     (0.20)   $     (0.20)   $     (0.10)

Cumulative effect of
   accounting change      $      --      $     (0.05)   $      --      $      --      $      --      $      --      $      --

Net loss per common
   share, basic and
   diluted                $     (0.16)   $     (0.20)   $     (0.22)   $     (0.21)   $     (0.20)   $     (0.20)   $     (0.10)

(1) As discussed in Note 1 Revenue Recognition, the Company changed the method it uses to account for the sale of Internet advertising revenues. This change, which totaled approximately $184,000, was applied retroactively to January 1, 2000. Due to rounding, the sum of quarterly net loss per common share will not equal net loss per share for the year ended December 31, 2000.
- --------------------------------------------------------------------------------

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning Directors, Executive Officers, Promoters and Control Persons is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         Information concerning Executive Compensation is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2000.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     3.1       Amended and Restated Articles of Incorporation (1)
     3.2 Form of First Amendment to Amended and Restated Articles of Incorporation (1)
     3.3       Amended and Restated Bylaws (1)
     4.1       Form of Representative's Warrant Agreement (1)
     4.2       Form of Common Stock Certificate (2)
     4.3 Form of Warrants (for purchase of Internet address known as "attorneys.com") (3)
     4.4 Form of Notes (for purchase of Internet address known as "attorneys.com") (3)
     4.5       Form of Warrants (for acquisition of intangible asset) (4)
    10.1       1996 Stock Plan (2)
    10.2       Form of Employment Agreement of Peter S. Balise (5)
    10.3       Consulting Agreement with McKinsey & Company, Inc. (5)
    10.4       Amendment to Consulting Agreement with McKinsey & Company, Inc.
               (6)
    10.5 Web site development agreement with Hydrogen Media, Inc. dated May 24, 2000 (6)
    10.6       Letter of agreement dated June 1, 2000 with McCann-Erickson
               Southwest (6)
    10.7 Agreement and Plan of Reorganization with Messrs. Russo and Pedranghelu et al. (7)
    10.8       Share Exchange Agreement with Martin L. Hoffman dated June 1,
               2000 (7)
    10.9 Web site development agreement with Hydrogen Media, Inc. dated August 14, 2000 (7)
    10.10      Agreement with Martin L. Hoffman dated August 22, 2000 (7)
    10.11      Agreement with Futuredontics, Inc. dated October 19, 2000
    10.12      Agreement with Futuredontics, Inc. dated March 28, 2001
    21.0       Subsidiaries of the Registrant
    23.0       Consent of Ernst & Young LLP

    (1) Contained in the Registration Statement on Form SB-2 filed on March 11, 1996
    (2) Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996
    (3) Contained in the Registration Statement on Form S-3/A No. 1 filed on December 14, 1999
    (4) Contained in the Registration Statement on Form S-3/A No. 2 filed on February 7, 2000
    (5)  Contained in the Annual Report on Form 10-KSB filed on March 30, 2000
    (6)  Contained in the Interim Report on Form 10-QSB filed on August 14, 2000
    (7)  Contained in the Interim Report on Form 10-QSB filed on November 14,
         2000

b. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 2, 2001 by the undersigned, thereunto duly authorized.

                                         ATTORNEYS.COM, INC.

                                         /s/  Peter S. Balise
                                         --------------------------------------
                                         President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                                      Date
- ------------------------------------        ----------------------------------         ---------------

/s/  Peter S. Balise                        Chairman of the Board of Directors          April 2, 2001
- ------------------------------------
Peter S. Balise


/s/  James M. Koller                        Chief Financial Officer                     April 2, 2001
- ------------------------------------        (Principal Financial Officer
James M. Koller                             and Chief Accounting Officer)


/s/ Matt Butler                             Director                                    April 2, 2001
- ------------------------------------
Matt Butler


/s/ Andrew J. Cahill                        Director                                    April 2, 2001
- ------------------------------------
Andrew J. Cahill


/s/ J. William Wrigley                      Director                                    April 2, 2001
- ------------------------------------
J. William Wrigley

                               ATTORNEYS.COM, INC.
                         FORM 10-KSB - DECEMBER 31, 2000

                                INDEX TO EXHIBITS
                                -----------------

    Exhibit
      No.
    -------
     3.1       Amended and Restated Articles of Incorporation (1)
     3.2 Form of First Amendment to Amended and Restated Articles of Incorporation (1)
     3.3       Amended and Restated Bylaws (1)
     4.1       Form of Representative's Warrant Agreement (1)
     4.2       Form of Common Stock Certificate (2)
     4.3 Form of Warrants (for purchase of Internet address known as "attorneys.com") (3)
     4.4 Form of Notes (for purchase of Internet address known as "attorneys.com") (3)
     4.5       Form of Warrants (for acquisition of intangible asset) (4)
    10.1       1996 Stock Plan (2)
    10.2       Form of Employment Agreement of Peter S. Balise (5)
    10.3       Consulting Agreement with McKinsey & Company, Inc. (5)
    10.4       Amendment to Consulting Agreement with McKinsey & Company, Inc.
               (6)
    10.5 Web site development agreement with Hydrogen Media, Inc. dated May 24, 2000 (6)
    10.6       Letter of agreement dated June 1, 2000 with McCann-Erickson
               Southwest (6)
    10.7 Agreement and Plan of Reorganization with Messrs. Russo and Pedranghelu et al. (7)
    10.8       Share Exchange Agreement with Martin L. Hoffman dated June 1,
               2000 (7)
    10.9 Web site development agreement with Hydrogen Media, Inc. dated August 14, 2000 (7)
    10.10      Agreement with Martin L. Hoffman dated August 22, 2000 (7)
    10.11      Agreement with Futuredontics, Inc. dated October 19, 2000
    10.12      Agreement with Futuredontics, Inc. dated March 28, 2001
    21.0       Subsidiaries of the Registrant
    23.0       Consent of Ernst & Young LLP


    (1) Contained in the Registration Statement on Form SB-2 filed on March 11, 1996
    (2) Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996
    (3) Contained in the Registration Statement on Form S-3/A No. 1 filed on December 14, 1999
    (4) Contained in the Registration Statement on Form S-3/A No. 2 filed on February 7, 2000
    (5)  Contained in the Annual Report on Form 10-KSB filed on March 30, 2000
    (6)  Contained in the Interim Report on Form 10-QSB filed on August 14, 2000
    (7)  Contained in the Interim Report on Form 10-QSB filed on November 14,
         2000