Form 10QSB
period 2001-03-31
ATTORNEYS COM INC
filed 2001-05-15
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


       [X]    Quarterly Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934.

              For the quarterly period ended March 31, 2001


                           Commission File No. 0-27994

                             ----------------------


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


                             186 ATTORNEYS.COM COURT
                              LAKE HELEN, FL 32744
                                  904-228-1000
                          (Address and telephone number
                         of principal executive offices)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                                      Outstanding at May 10, 2001
---------------------------                          ---------------------------
Common Stock:  no par value                                    5,146,585


Transitional Small Business Disclosure Format (check one):   [ ] Yes   [X] No

================================================================================

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001


                                      INDEX

                                                                          Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
             as of March 31, 2001 (unaudited) and
             December 31, 2000                                                3

         Consolidated Statements of Operations
             for the three months ended March 31, 2001
             and 2000 (unaudited)                                             4

         Consolidated Statements of Cash Flows
             for the three months ended March 31, 2001
             and 2000 (unaudited)                                         5 - 6

         Notes to unaudited consolidated interim financial statements     7 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
         Condition and Results of Operations                            10 - 13




                           PART II - OTHER INFORMATION


ITEM 5.  Other Information                                                   14

ITEM 6.  Exhibits and Reports on Form 8-K                                    14

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001

                           CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2001              2000
                                                                       ------------------------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                           $  1,903,125      $  2,164,714
   Restricted cash                                                          125,518            31,871
   Accounts receivable, less allowance for doubtful accounts of
      $116,834 at March 31, 2001 and $121,223 at December 31, 2000          185,747           235,571
   Directories in progress                                                  261,924           270,071
   Other current assets                                                     211,467           163,786
                                                                       ------------      ------------
Total current assets                                                      2,687,781         2,866,013

Property and equipment, net                                               1,113,587         1,138,379
Investment in AroundCampus, Inc.                                               --             200,000
Intangible assets                                                         1,210,898         1,208,281
Other assets                                                                  3,696             5,095
                                                                       ------------      ------------
Total assets                                                           $  5,015,962      $  5,417,768
                                                                       ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $    234,485      $    214,873
   Accrued expenses                                                         305,975           211,038
   Deferred revenue                                                         918,873           727,651
   Mortgage payable                                                          53,333            53,333
                                                                       ------------      ------------
Total current liabilities                                                 1,512,666         1,206,895

Notes payable                                                               100,000           100,000
Mortgage payable after one year                                             520,000           533,334
                                                                       ------------      ------------
Total liabilities                                                         2,132,666         1,840,229

Shareholders' equity:
   Common shares, no par value:
      15,000,000 shares authorized; 6,779,286 shares
      issued at March 31, 2001; 6,769,210 shares issued
      at December 31, 2000                                                9,906,014         9,897,014
   Paid-in capital for stock warrants                                       230,682           213,933
   Accumulated deficit                                                   (6,071,369)       (5,351,087)
   Unearned compensation, net                                                  (194)             (484)
   Treasury stock; 1,645,800 shares, at cost                             (1,181,837)       (1,181,837)
                                                                       ------------      ------------
Total shareholders' equity                                                2,883,296         3,577,539
                                                                       ------------      ------------
Total liabilities and shareholders' equity                             $  5,015,962      $  5,417,768
                                                                       ============      ============

                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                      MARCH 31,         MARCH 31,
                                                                        2001              2000
                                                                    ------------------------------
Net sales                                                           $  1,143,415      $  1,219,314

Costs and expenses:
   Production                                                            445,288           393,193
   Marketing and selling                                                 645,481           525,588
   Depreciation and amortization                                         117,926            44,776
   General and administrative                                            470,524           854,834
                                                                    ------------      ------------
                                                                       1,679,219         1,818,391
                                                                    ------------      ------------
Loss from operations                                                    (535,804)         (599,077)

Other income (expense), net                                             (184,478)           28,652
                                                                    ------------      ------------
Loss before cumulative effect of change in accounting principle         (720,282)         (570,425)

Cumulative effect of change in accounting principle                         --            (183,845)
                                                                    ------------      ------------
Net loss                                                            $   (720,282)     $   (754,270)
                                                                    ============      ============

Loss per common share before cumulative effect of change in
   accounting principle - basic and diluted                         $      (0.14)     $      (0.15)
Cumulative effect of change in accounting principle                         --               (0.05)
                                                                    ------------      ------------
Net loss per common share - basic and diluted                       $      (0.14)     $      (0.20)
                                                                    ============      ============

Shares used in computing net loss per share - basic and diluted        5,126,911         3,729,940
                                                                    ============      ============











                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                      MARCH 31,         MARCH 31,
                                                                        2001              2000
                                                                    ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (720,282)     $   (754,270)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                         117,926            44,776
   Accretion of unearned compensation                                        290             1,332
   Bad debt expense                                                       34,381            30,302
   Proceeds from the exercise of stock options                              --              48,618
   Exchange of common stock for services                                   9,000              --
   Issuance of stock warrants in exchange for goods and services          16,749            16,704
   Exchange of advertising for machinery and equipment                   (10,797)             --
   Write-down of investment in AroundCampus, Inc.                        200,000              --
   Increase (decrease) in accounts receivable                             15,443           (14,344)
   Increase (decrease) in directories in progress                          8,147          (129,420)
   (Increase) decrease in other assets                                  (116,227)            5,346
   Increase (decrease) in accounts payable                                19,611          (104,440)
   Increase in accrued expenses                                           94,937           467,241
   Increase in deferred revenue                                          191,222           317,134
                                                                    ------------      ------------
Net cash used in operating activities                                   (139,600)          (71,021)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                   (15,009)          (41,856)
                                                                    ------------      ------------
Net cash used in investing activities                                    (15,009)          (41,856)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of mortgage principal                                       (13,333)          (13,333)
   Proceeds from the sale of common stock                                   --           2,251,620
                                                                    ------------      ------------
Net cash (used in) provided by financing activities                      (13,333)        2,238,287

                                                                    ------------      ------------
Net (decrease) increase in cash and cash equivalents                    (167,942)        2,125,410
Cash and cash equivalents at beginning of period                       2,196,585         2,095,866
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  2,028,643      $  4,221,276
                                                                    ============      ============

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001





                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)




                                                                          THREE MONTHS ENDED
                                                                      MARCH 31,         MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION                                      2001              2000
                                                                    ------------------------------

Interest paid                                                       $     12,078      $     13,470
                                                                    ============      ============

Exchange of advertising for supplies and services                   $      9,943      $     11,871
                                                                    ============      ============

Issuance of stock warrants in exchange for intangible property              --        $    101,000
                                                                    ============      ============

























                             See accompanying notes.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

   1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Attorneys.com, Inc. and subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the 2000 financial statements have been reclassified to conform to the presentation adopted in 2001.

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

   4.  Restricted Cash

At March 31, 2001, the Company had approximately $126,000 in a money market account administrated by its outside counsel as escrow agent for certain advance payments made in connection with the Company's attorney marketing business currently being developed. The escrowed funds were released to the Company on May 9, 2001.

   5.  Accounts Receivable

Accounts receivable are comprised primarily of amounts due from advertisers in bar association directories and the online vendor directory. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001



NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   6.  Investment in AroundCampus, Inc.

In June 1998 the Company received an equity interest in AroundCampus, Inc. (ACI) (formerly College Directory Publishing Corporation) in connection with its sale of a former subsidiary. The value of the equity was accounted for on the cost basis. In April 2001, the Company's management decided, based upon a discussion with ACI's management, that it was unlikely that the Company would ever be able to realize any benefit from its equity interest in ACI. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company wrote off the full $200,000 valuation of the asset as of March 31, 2001; this write-off is included in "Other income (expense), net."

   7.  Intangible Assets and Amortization

Intangible assets are comprised of web site development costs, rights to use a particular toll-free telephone number (1-800-ATTORNEY) and Internet web site addresses. The web site development costs, capitalized in accordance with Emerging Issues Task Force Issue No. 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, are recorded at cost. Intangible assets are amortized over the estimated useful lives of the assets, which are either 30 or 60 months, using the straight-line method.

   8.  Revenue Recognition

Print directory advertising revenues and related costs are recorded by the Company upon shipment of directories. Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Deferred revenue represents amounts received from advertisers prior to shipment of the related directories.

In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Accordingly, the Company changed the method it uses to account for the sale of Internet advertising revenues. Under the new accounting method revenues and related incremental direct costs are recognized over the life of the Internet advertising contracts. Previously, Internet advertising revenue was recognized in full at the time advertising was placed on the Company's web site and related costs were recognized as incurred. This change was applied retroactively to January 1, 2000 through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES. The cumulative effect, as of January 1, 2000, was approximately $184,000, which is reflected as a charge in the 2000 statement of operations.

Revenues for the attorney marketing business will be amortized over the lives of the contracts, which are expected to be one year.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   9.  Stock-based Compensation

The Company accounts for employee stock-based compensation under the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at a price which approximates the fair market value of the Company's common stock on the date of grant.

   10. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share in accordance with SFAS No. 128, EARNINGS PER SHARE:

                                                    Three months ended March 31,
                                                       2001            2000
                                                    ---------------------------
   Numerator:
       Net loss                                     $  (720,282)    $  (754,270)
                                                    -----------     -----------
       Numerator for basic loss per common share -
          loss available to common shareholders     $  (720,282)    $  (754,270)

       Effect of dilutive securities                      ---              ---
                                                    -----------     -----------
       Numerator for diluted loss per common share -
          loss available to common shareholders
          after assumed conversions                 $  (720,282)    $  (754,270)

   Denominator:
       Denominator for basic and diluted loss per
          common share - weighted-average shares      5,126,911       3,729,940
                                                    -----------     -----------
   Net loss per common share                        $     (0.14)    $     (0.20)
                                                    ===========     ===========


In computing diluted loss per share for 2001 and 2000, 33,067 and 463,859 common share equivalents, respectively, were excluded from the diluted loss per common share computation because their effect would have been antidilutive.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       The following table sets forth our results of operations for the quarters ended March 31, 2001 and 2000:

                                            Three months ended March 31,            Change       Change
                                     2001                    2000                    in $         in %
                                  ---------------------------------------------------------------------
Net sales                         $1,143,415    100.0%    $1,219,314    100.0%    $  (75,899)     (6.2)%
Costs and expenses:
   Production                        445,288     38.9%       393,193     32.2%        52,095      13.2%
   Marketing and selling             645,481     56.5%       525,588     43.1%       119,893      22.8%
   Depreciation and amortization     117,926     10.3%        44,776      3.7%        73,150     163.4%
   General and administrative        470,524     41.2%       854,834     70.1%      (384,310)    (45.0)%
                                  ----------------------------------------------------------
                                   1,679,219    146.9%     1,818,391    149.1%      (139,172)     (7.7)%
                                  ----------------------------------------------------------
Loss from operations                (535,804)   (46.9)%     (599,077)   (49.1)%       63,273
Other income (expense), net         (184,478)   (16.1)%       28,652      2.3%      (213,130)
                                  ----------------------------------------------------------
Net loss*                         $ (720,282)   (63.0)%   $ (570,425)   (46.8)%   $ (149,857)

* before the cumulative effect of the change in accounting principles (see
Note 8 of the Notes to Unaudited Interim Consolidated Financial Statements.)

       In the first quarter of 2001, we published 18 directories that generated an average of $61,000 per directory in revenues. In the same period in 2000 we published 20 directories at an average of $56,000 per directory in revenues. Of the 18 directories published in the most recent quarter, nine were our own proprietary publications and independent of any official bar association sponsorship; the other nine were official publications of bar associations that contracted us as their publisher. Of the 20 directories published in the first quarter of 2000, we published 11 again (two of which were combined into a single directory) in the first quarter of 2001, either as a bar-sponsored publication or as our own proprietary directory in replacement of a bar-sponsored directory that we had published in the first quarter of 2000. For those directories published in both years, aggregate revenues decreased approximately $94,000 in 2001, primarily due to the cancellation by the bar association of one of our larger directories. After receiving notice of the cancellation, we decided to publish our own directory as a replacement and, although we were not able to fully replace the loss in revenues, we significantly reduced that loss. We realized a net gain in revenues of approximately $200,000 for the eight new directories that we published in the first quarter of 2001 over that of the nine directories published in 2000 but not again in 2001. Nearly all of the directories that we published in first quarter 2000 but not again in first quarter 2001 were cancelled by us due to their inadequate amount of revenues. Revenues for our Internet online vendor directory were $45,000 for the most recent quarter, compared to $104,000 for the same quarter in 2000. We sell our Internet advertising in conjunction with our print directory advertising.

       The increase in our production costs in the first quarter of 2001 over those in the same quarter of 2000 was primarily related to the increase in the publication of our own proprietary directories to nine in the most recent quarter from three in the same quarter a year earlier. The increase was incurred primarily

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------
in our in-house labor costs, which rose approximately $40,000. For our own publications we must independently compile and verify the data that we obtain from a variety of legally available sources, as compared to bar-sponsored publications for which the data is mostly provided to us from the sponsor. In the first quarter of 2001, we had to research data for the first time in more than 100 counties. Additionally, we usually compile and provide more user information than in our bar-sponsored directories in order to enhance the publications' usefulness. This additional work is greatest in the first year of publication. Our production costs were higher in the most recent quarter also because our distribution costs for our own proprietary directories are higher since we assume the full cost of distribution to individuals; whereas with our bar-sponsored publications we either will ship in bulk to the association for its distribution to individual members or we are reimbursed for our increased costs if we distribute directly to individual members. In order to mitigate the higher costs for our proprietary directories, we have recently implemented some changes in our production processes and in the specifications of the materials that we use. We expect that these actions will reduce the costs somewhat.

       Our marketing and selling expenses rose in the first quarter of 2001 primarily as a result of $101,445 of expenses relating to our new attorney marketing business. (See also Note 8 of the Notes to Unaudited Interim Consolidated Financial Statements.) We did not have these expenses in the same period in 2000. Approximately $78,000 of this was for salespersons and their support staff. Information regarding the results of sales efforts for our new attorney marketing business is provided below. Selling expenses for our print directory operations were not materially different in the first quarter of 2001 from that of 2000.

       Depreciation and amortization rose significantly in 2001 as a result of the amortization of assets acquired for use in our new attorney marketing business. We recognized $61,000 of such expense in the most recent quarter that was not incurred in the same period in 2000. This expense relates primarily to the amortization of our acquisition cost of the rights to use the 1-800-Attorney toll-free telephone number and of our acquisition cost for certain consumer-oriented legal information for our new web site at www.attorneys.com. We have substantially finished development of our new web site for use in conjunction with the attorney marketing business. While we believe that the web site will play a role, we believe that the great majority of those accessing our attorney network will do so through the 1-800-Attorney toll-free number.

       General and administrative costs were much lower in the first quarter of 2001 because last year we expensed approximately $373,000 in one-time expenses relating to consulting services provided by a leading management consulting firm, McKinsey and Company, in relation to the planning and development of the new attorney marketing business.

       In June 1998 we received an equity interest in AroundCampus, Inc. ("ACI") (formerly College Directory Publishing Corporation) in connection with our sale of a former subsidiary. The equity was valued at $200,000 in the 1998 transaction. In 2000 we agreed to convert our equity in ACI, a privately-owned company, from preferred stock to common stock in the context of a broader re-capitalization of ACI, which transaction continued support for our $200,000 valuation. In late April 2001 we obtained

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------

information that led us to believe that it was unlikely we would be able to realize any benefit from our equity interest in ACI in the foreseeable future. Accordingly, we wrote off the full $200,000 valuation of the asset as of March 31, 2001; this write-off is included in "Other income (expense), net."

       From December 5, 2000, when we began sales for participation in our attorney marketing business, through May 2, 2001 we received $415,000 in deposits on contracts that we expect will generate approximately $4,005,000 in annual revenues, assuming that none of the attorneys elect their option to cancel after six months following launch as permitted by their agreements. We plan to launch our network initially in the central Florida area on June 1, 2001; in the Ft. Lauderdale/Miami area on July 1; and then launch networks in other Florida major metropolitan areas later in the year. Revenue recognition will begin for contracts when the related area network becomes operative and will be amortized over the life of the contracts, which is expected to be one year. We expect to recognize approximately $100,000 in revenues from these operations in June 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       Our balance of cash and equivalents, including restricted cash that was released in full to us in May 2001, decreased $167,942 during the first quarter of 2001. The great majority of our cash balance at March 31, 2001, was invested in money market funds. While our net loss of $720,282 was the major cause for our decrease in cash, its impact was lessened because of non-cash expenses of $117,926 for depreciation and amortization and $200,000 for the write-off of the common stock of AroundCampus, Inc. An increase in deferred revenues of $191,222 primarily due to receipts with contracts for our new attorney marketing business also offset the impact of the net loss.

       Our print directory business is operating generally with negative cash flow; however, the rate is not so great that by itself it would jeopardize our ability to fund operations for more than the next twelve months. As indicated above in the section Results of Operations, we have implemented a number of actions in the past few months that we believe should improve the performance of our print directory operations and, we hope, turn it to profitability and positive cash flow. While we will continue in that endeavor, we can not assure you that this will be the outcome of our efforts.

       We have structured our attorney marketing business so that we are receiving approximately 10% of the expected annual revenues at the time a contract is signed. Monthly fees are then billed one month in advance of the performance of services. We expect that this business may incur some negative cash flow until we have launched several of the geographic network areas in order to provide a sufficient volume of recurring monthly revenues in excess of both our variable costs and our non-variable costs.

       We believe that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months. We can not assure you that we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001


FORWARD-LOOKING STATEMENTS
--------------------------

       The statements made above relating to our expected cost savings in production of our own proprietary directories, the performance of our print directory business, our plans to launch our attorney marketing business in the Central Florida area on June 1, 2001, in the Ft. Lauderdale/Miami area on July 1, 2001, and its expansion to other Florida major metropolitan areas later in the year, our recognition of revenues from the marketing business in the second quarter, our expectation that we will realize certain levels of annual revenues from our attorney marketing business based upon contracts that we have received, our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, and our ability to raise additional capital should we decide it is needed to implement our plans are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to successfully manage changes in our production processes so as to reduce costs while maintaining the productivity and quality required, 2) unexpected increases in the third-party costs of our proprietary directories that offset the savings we expect from changing our specifications to less costly materials, 3) unexpected technical obstacles that prevent us launching our attorney marketing business at the times we plan, 4) our reliance upon the performance of third parties upon whom we have limited influence or control, 5) the ability of our management to launch and implement our attorney marketing business on an ongoing basis without using all of our cash resources, 6) cancellation of attorney marketing sales contracts before their one-year term by attorneys who chose to exercise that option, 7) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 8) whether the capital markets find our current business or our business plans acceptable for investment, 9) the intense competition we face both in our current and planned business and in the market for raising additional capital, and 10) our ability to convince sources of capital that our management is able to carry out its new business strategy. For more information regarding some of the ongoing risks and uncertainties of our business, see our annual report on Form 10-KSB that we filed with the Securities and Exchange Commission on April 2, 2001.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001



                           PART II - OTHER INFORMATION




ITEM 5.  Other Information

         Not applicable.



ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             None.


         b. No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                               ATTORNEYS.COM, INC.
                          FORM 10-QSB - MARCH 31, 2001




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2001 by the undersigned, thereunto duly authorized.


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