Form 10QSB
period 2001-06-30
ATTORNEYS COM INC
filed 2001-08-14
CIK 1010615

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X]   Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2001

                           Commission File No. 0-27994
                           ---------------------------

                              1-800-ATTORNEY, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                          59-3203301
           -------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

                             186 ATTORNEYS.COM COURT
                              LAKE HELEN, FL 32744
                                  904-228-1000
                                  ------------
                         (Address and telephone number
                         of principal executive offices)

                               ATTORNEYS.COM, INC.
                               -------------------
          (Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                     X  Yes      No
                                                   -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                Outstanding at July 31, 2001
---------------------------                  ------------------------------
Common Stock:  no par value                            5,238,987

Transitional Small Business Disclosure Format (check one):       Yes   X  No
                                                            -----    -----
================================================================================

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

                                      INDEX
                                                                          Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
               as of June 30, 2001 (unaudited) and December 31, 2000         3

         Consolidated Statements of Operations
               for the three and six months ended June 30, 2001 and
               2000 (unaudited)                                              4

         Consolidated Statements of Cash Flows
               for the six months ended June 30, 2001 and
               2000 (unaudited)                                          5 - 6

         Notes to unaudited consolidated interim consolidated
         financial statements                                           7 - 11

ITEM 2.  Management's Discussion and Analysis of Interim Financial
               Condition and Results of Operations                     12 - 15



                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities                                              16

ITEM 4.  Submission of Matters to a Vote of Securities Holders              16

ITEM 5.  Other Information                                                  16

ITEM 6.  Exhibits and Reports on Form 8-K                                   16

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

                           CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,           DECEMBER 31,
                                                                                     2001                2000
                                                                         ----------------------------------------
ASSETS                                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                   $1,848,962            $2,164,714
     Restricted cash                                                                    ---                31,871
     Accounts receivable, less allowance for doubtful
          accounts of $98,656 at June 30, 2001
          and $121,223 at December 31, 2000                                         231,290               235,571
     Directories in progress                                                        292,027               270,071
     Other current assets                                                           442,756               163,786
                                                                         -----------------------------------------
Total current assets                                                              2,815,035             2,866,013

Property and equipment, net                                                       1,074,553             1,138,379
Investment in AroundCampus, Inc.                                                        ---               200,000
Intangible assets                                                                 1,184,137             1,208,281
Other assets                                                                          3,695                 5,095
                                                                         -----------------------------------------
Total assets                                                                     $5,077,420            $5,417,768
                                                                         =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                              $294,914              $214,873
     Accrued expenses                                                               326,436               211,038
     Deferred revenue                                                             1,576,402               727,651
     Mortgage payable                                                                53,333                53,333
                                                                         -----------------------------------------
Total current liabilities                                                         2,251,085             1,206,895

Notes payable                                                                       100,000               100,000
Mortgage payable after one year                                                     506,667               533,334
                                                                         -----------------------------------------
Total liabilities                                                                 2,857,752             1,840,229

Shareholders' equity:
     Common shares, no par value:
          15,000,000 shares authorized; 6,884,787 shares
          issued at June 30, 2001; 6,769,210 shares
          issued at December 31, 2000                                            10,031,738             9,897,014
     Paid-in capital for stock warrants                                             238,316               213,933
     Accumulated deficit                                                         (6,868,549)           (5,351,087)
     Unearned compensation, net                                                         ---                  (484)
     Treasury stock, at cost; 1,645,800 shares                                   (1,181,837)           (1,181,837)
                                                                         -----------------------------------------
Total shareholders' equity                                                        2,219,668             3,577,539
                                                                         -----------------------------------------
Total liabilities and shareholders' equity                                       $5,077,420            $5,417,768
                                                                         =========================================

                             See accompanying notes.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30,          JUNE 30,            JUNE 30,          JUNE 30,
                                                    2001              2000                2001              2000
                                           -------------------------------------   -----------------------------------
Net sales                                        $1,207,953          $1,299,829          $2,351,368        $2,519,143

Costs and expenses:
     Production                                     604,561             514,421           1,049,849           907,614
     Marketing and selling                          823,154             661,215           1,468,635         1,186,803
     Depreciation and amortization                  109,842              65,599             227,768           110,375
     General and administrative                     479,254           1,055,484             949,778         1,910,318
                                           --------------------------------------  ------------------------------------
                                                  2,016,811           2,296,719           3,696,030         4,115,110
                                           --------------------------------------  ------------------------------------
Loss from operations                               (808,858)           (996,890)         (1,344,662)       (1,595,967)

Other income (expense), net                          11,678              43,121            (172,800)           71,773
                                           --------------------------------------  ------------------------------------
Loss before cumulative effect of
   change in accounting principle                  (797,180)           (953,769)         (1,517,462)       (1,524,194)

Cumulative effect of change in
   accounting principle                                 ---                 ---                 ---          (183,845)
                                           --------------------------------------  ------------------------------------

Net loss                                          ($797,180)          ($953,769)        ($1,517,462)      ($1,708,039)
                                           ======================================  =====================================

Loss per common share before
   cumulative effect of change
   in accounting principle - basic
   and diluted                                       ($0.15)             ($0.21)             ($0.30)          ($0.37)
Cumulative effect of change in
   accounting principle                                 ---                 ---                 ---            (0.04)
                                           --------------------------------------  ------------------------------------
Net loss per common share -
   basic and diluted                                 ($0.15)             ($0.21)             ($0.30)          ($0.41)
                                           ======================================  ====================================

Shares used in computing net loss
   per common share - basic and
   diluted                                        5,154,402            4,591,349          5,140,732         4,160,645
                                           ======================================  ====================================

                              See accompanying notes.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                          JUNE 30,              JUNE 30,
                                                                                            2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES                                               --------------------------------------
Net loss                                                                               ($1,517,462)         ($1,708,039)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                                         227,768              110,375
     Accretion of unearned compensation                                                        484                1,623
     Bad debt expense                                                                       80,048               96,645
     Exchange of common stock for goods and services                                       122,056              581,971
     Exchange of stock warrants for goods and services                                      24,383               41,977
     Exchange of advertising for machinery and equipment                                   (10,797)                 ---
     Write-down of investment in AroundCampus, Inc.                                        200,000                  ---
     Increase in accounts receivable                                                       (75,767)            (113,331)
     Increase in directories in progress                                                   (21,956)             (55,749)
     Increase in other assets                                                             (388,082)             (41,529)
     Increase in accounts payable                                                           80,041               21,970
     Increase in accrued expenses                                                          115,398              137,991
     Increase in deferred revenue                                                          848,751              210,634
                                                                                   ---------------------------------------
Net cash used in operating activities                                                     (315,135)            (754,659)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                                   (18,489)             (44,009)
                                                                                   ---------------------------------------
Net cash used in investing activities                                                      (18,489)             (44,009)

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from the exercise of stock options                                            12,668               48,618
     Proceeds from the sale of common stock                                                    ---            2,251,620
     Repayment of mortgage principal                                                       (26,667)             (26,667)
     Purchase of treasury stock                                                                ---              (20,255)
                                                                                   ---------------------------------------
Net cash provided by (used in) financing activities                                        (13,999)           2,253,316

Net increase (decrease) in cash and cash equivalents                                      (347,623)           1,454,648
Cash and cash equivalents at beginning of period                                         2,196,585            2,095,866
                                                                                   ---------------------------------------
Cash and cash equivalents at end of period                                              $1,848,962           $3,550,514
                                                                                   =======================================

                             See accompanying notes.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                          JUNE 30,             JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                                          2001                 2000
                                                                                   ---------------------------------------
Cash paid during the period for:

     Interest                                                                              $18,770              $27,447
                                                                                   =======================================

Supplemental noncash activities:

     Exchange of advertising for supplies and services                                     $19,734              $15,506
                                                                                   =======================================

     Issuance of stock warrants in exchange for intangible property                            ---             $101,000
                                                                                   =======================================

     Issuance of common stock in exchange for intangible property                              ---             $737,010
                                                                                   =======================================





                             See accompanying notes.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of 1-800-ATTORNEY, Inc. (formerly Attorneys.com, Inc. until June 1, 2001) and subsidiaries (collectively, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the 2000 financial statements have been reclassified to conform to the presentation adopted in 2001.

         2.  Consolidation

The consolidated financial statements include the accounts of 1-800-ATTORNEY, Inc., and its wholly-owned subsidiaries PCNA Communications Corporation since its incorporation on October 14, 1998 and Attorneys Online, Inc. since its incorporation on February 15, 1999. Intercompany transactions have been eliminated in consolidation.

         3.  Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         4.  Restricted Cash

Certain advance payments made in connection with the Company's new attorney marketing business were held in a money market account administrated by the Company's outside counsel as escrow agent. The escrowed funds were released to the Company on May 9, 2001.

         5.  Accounts Receivable

Accounts receivable are comprised primarily of amounts due from advertisers in bar association directories and the online vendor directory. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. All amounts outstanding in excess of six months are written off.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

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

Revenues for the attorney marketing business are recognized over the service periods of the contracts, which are expected to be one year. Related direct costs are recognized when incurred.

Deferred revenue represents amounts received from advertisers prior to shipment of the related directories and amounts received from attorneys in advance of the applicable service periods for the attorney marketing business.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

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

         11.  Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share in accordance with SFAS No. 128, EARNINGS PER SHARE:

                                                             Three months ended June 30,        Six months ended June 30,
                                                                 2001            2000            2001              2000
                                                          -------------------------------  ---------------------------------
Numerator:
    Net loss from continuing operations                        ($797,180)     ($953,769)      ($1,517,462)     ($1,708,039)
                                                          -------------------------------  ---------------------------------
    Numerator for basic loss per common share -
      loss available to common shareholders                    ($797,180)     ($953,769)      ($1,517,462)     ($1,708,039)

    Effect of dilutive securities                                    ---            ---               ---             ---
                                                          -------------------------------  ---------------------------------
      Numerator for diluted loss per common share -
        loss available to common shareholders
        after assumed conversions                              ($797,180)     ($953,769)      ($1,517,462)     ($1,708,039)

Denominator:
    Denominator for basic loss per common share -
      weighted-average shares                                  5,154,402      4,591,349         5,140,732        4,160,645

    Effect of dilutive securities                                    ---            ---               ---              ---
                                                          -------------------------------  ---------------------------------
      Denominator for diluted loss per common
        share - adjusted weighted-average shares
        and assumed conversions                                5,154,402      4,591,349         5,140,732        4,160,645

Basic and diluted loss per common share                           ($0.15)       ($0.21)            ($0.30)          ($0.41)
                                                          ===============================  =================================

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.      Loss Per Common Share (continued)

In computing diluted loss per common share for the three months ended June 30, 2001, 120,002 common share equivalents were excluded from the diluted loss per common share computation because their effect would have been antidilutive. For the six months ended June 30, 2001, 79,034 common share equivalents were excluded from the computation for the same reason. For the same periods in 2000, the numbers of common share equivalents that were excluded for the same reason were 353,236 and 416,640, respectively.

         12. Business Segments

In conjunction with the launch of the Company's new attorney marketing business on June 4, 2001, the Company began reporting in two operating segments. These are the publishing of directories of attorney listings and selling of advertising in those directories, and the marketing and operation of an attorney referral or group marketing network. The Company publishes official membership directories for bar associations and it also publishes its own proprietary directories of attorneys for some geographic areas; it relies principally upon the sale of advertising within the directories to generate its revenues for this segment. The attorney marketing business segment operates by contracting with attorneys for participation by area of practice and by geographic area. The Company generates its revenues from the fees it charges attorneys for participation in the network. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains and losses from investments or extraordinary items not directly related to an operating segment. There are no intersegment revenues. Both operating segments are based in the Company's corporate headquarters in Lake Helen, Florida. For determining operating results, management uses estimates to allocate charges for goods, services, or assets that are shared by both operating segments. The following table shows net sales, costs and expenses, and loss from operations by business segment for the three months ended June 30, 2001:

                                         Three months ended June 30, 2001
                                      Attorney         Print
                                     Marketing       Directory           Total
                                   ---------------------------------------------
Net sales                             $106,942      $1,101,011      $1,207,953
Costs and expenses:
     Operating expenses                734,792       1,172,177       1,906,969
     Depreciation and amortization      72,071          37,771         109,842
                                   ---------------------------------------------
                                       806,863       1,209,948       2,016,811
                                   ---------------------------------------------
Loss from operations                 ($699,921)      ($108,937)      ($808,858)

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      Business Segments (continued)

The following table provides year-to-date net sales, costs and expenses, and loss from operations as if the attorney marketing business segment was in operation as of January 1, 2001:

                                                                      Six months ended June 30, 2001
                                                                  Attorney         Print
                                                                 Marketing       Directory           Total
                                                          ---------------------------------------------------
                  Net sales                                       $106,942      $2,244,426      $2,351,368
                  Costs and expenses:
                       Operating expenses                        1,100,779       2,367,483       3,468,262
                       Depreciation and amortization               145,088          82,680         227,768
                                                          ---------------------------------------------------
                                                                 1,245,867       2,450,163       3,696,030
                                                          ---------------------------------------------------
                  Loss from operations                         ($1,138,925)      ($205,737)    ($1,344,662)

The following table provides the amount of expenditures for long-lived assets among the two operating segments and headquarters for the three months ended June 30, 2001:

                                                              Expenditures
                                                                 for Long-
                                                              Lived Assets
                                                           ------------------
                  Attorney marketing                               $40,914
                  Print directory                                    3,131
                  Headquarters                                         ---
                                                           ------------------
                  Total                                            $44,044

The following table provides the allocation of assets among the two operating segments and headquarters as of June 30, 2001:

                                                                    Assets
                                                           ------------------
                  Attorney marketing                            $1,301,162
                  Print directory                                1,466,451
                  Headquarters                                   2,309,807
                                                           ------------------
                  Total                                         $5,077,420

         13.  Subsequent Event

On August 3, 2001, the Company received $625,000 in net proceeds from the private sale of 375,000 unregistered shares of its common stock for $1.667 per share.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                  OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         The table below shows the changes in our results of operations for the three and six months ended June 30, 2001 from the same periods a year earlier:

                                              Quarter ended                Quarter ended                  Change  Change
                                              June 30, 2001                June 30, 2000                   in $s    as %
                                        --------------------------    -------------------------   ------------------------
Net sales                                   $1,207,953   100.0%           $1,299,829    100.0%          ($91,876)   -7.1%
Costs and expenses:
     Production                                604,561    50.1%              514,421     39.6%            90,140    17.5%
     Marketing and selling                     823,154    68.1%              661,215     50.9%           161,939    24.5%
     Depreciation and amortization             109,842     9.1%               65,599      5.0%            44,243    67.4%
     General and administrative                479,254    39.7%            1,055,484     81.2%          (576,230)  -54.6%
                                        --------------------------    -------------------------   ---------------
                                             2,016,811   167.0%            2,296,719    176.7%          (279,908)  -12.2%
                                        --------------------------    -------------------------   ---------------
Loss from operations                         ($808,858)  -67.0%            ($996,890)   -76.7%          $188,032   -18.9%

                                             Six months ended             Six months ended                Change  Change
                                              June 30, 2001                June 30, 2000                   in $s      as %
                                        ---------------------------   -------------------------   -------------------------
Net sales                                  $2,351,368     100.0%          $2,519,143    100.0%         ($167,775)   -6.7%
Costs and expenses:
     Production                             1,049,849      44.6%             907,614     36.1%           142,235    15.7%
     Marketing and selling                  1,468,635      62.5%           1,186,803     47.1%           281,832    23.7%
     Depreciation and amortization            227,768       9.7%             110,375      4.4%           117,393   106.4%
     General and administrative               949,778      40.4%           1,910,318     75.8%          (960,540)  -50.3%
                                        ---------------------------   -------------------------   ---------------
                                            3,696,030     157.2%           4,115,110    163.4%          (419,080)  -10.2%
                                        ---------------------------   -------------------------   ---------------
Loss from operations                      ($1,344,662)    -57.2%         ($1,595,967)   -63.4%         ($251,305)  -15.7%

         Net sales for the most recent quarter include $106,942 from our new attorney marketing business; there were no such sales in the first quarter of 2001 or anytime in 2000. Net sales for our print directory business were $1,057,774 in the most recent quarter, a decline of $129,359 from the same quarter in 2000. Net sales for our print directory segment for the first half of 2001 were $2,156,240, a decline of $146,124 from first half of 2000. These decreases were the result of publishing fewer directories. In the most recent quarter we published 20 directories with average net sales of $52,889 per directory; in the same quarter of 2000, we published 24 directories with average net sales of $49,464. In the first half of 2001 we published 38 directories with average net sales of $56,743 per directory; in the same quarter of 2000, we published 44 directories with average net sales of $52,326.

         Net sales for our Internet online vendor directory advertising were $43,237 and $88,186 in the most recent quarter and first half of 2001, respectively; these compare to $112,697 and $216,780 for the same periods, respectively, in 2000. We sell our online vendor directory advertising in conjunction with our print directory advertising. We do not view our online vendor directory advertising to be a source of material future revenues.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------

         Production costs in the most recent quarter include $119,647 of costs relating to the call center for our new attorney marketing business. We contract the operation of our call center from Futuredontics, Inc. that also operates its own 1-800-DENTIST dental referral business. These initial call center costs included non-recurring planning, set-up, staffing and training. Production costs relating to our print directory business (including our online advertising) were $484,914 or 44% of related revenues for the most recent quarter, compared to $411,461 or 32% of related revenues for the same quarter last year. For the first half of 2001, these costs were $930,202 or 41% of related revenues, compared to $805,237 and 32% for the first half of 2000. Higher labor and distribution costs relating to our proprietary directories were the major sources for the increases in 2001. In addition to our print directory production costs in the second quarter 2000, we also incurred expense of $102,377 for development of a new web site planned for use with our attorney marketing business.

         Marketing and selling expense in the most recent quarter was comprised of $482,128 relating to our print directory business and $341,026 relating to our new attorney marketing business. In the same period in 2000 marketing and selling expense relating to our print directory business was $604,886; another $56,329 was incurred at that time for the new business development. The great majority of the reduction in expense relating to the print directory business was in payroll costs. Of the $341,026 spent in the most recent quarter in our new attorney marketing business, approximately half of it was for payroll and approximately 40% of it was for the production and airing of television commercials. Marketing and selling expense for the first half of 2001 was comprised of $1,026,165 relating to our print directory business and $442,470 relating to our new attorney marketing business. In the first half of 2000 marketing and selling expense relating to our print directory business was $1,130,474.

         Depreciation and amortization expense for both the three and six months ended June 30, 2001 is significantly greater than in the same periods in 2000 due to amortization expense of $66,078 per quarter for intangible assets and web site development costs relating to the new attorney marketing business; the corresponding expense in the first half of 2000 was $41,710. Amortization expense relating to the new business will increase to approximately $110,000 per quarter beginning in the third quarter of 2001. The intangible assets relating to the new business have a net book value of $1,171,637 at June 30, 2001 and are being amortized over estimated useful lives of either 30 or 60 months using the straight-line method.

         General and administrative (G&A) expense on a consolidated basis was $576,230 lower in the most recent quarter than in the same period in 2000; of this, $512,467 related to expense for professional services in second quarter 2000, mostly in conjunction with new business strategy. G&A expense for the first half of 2001 was $960,540 lower than in the same period in 2000; of this, $871,321 related to professional services in 2000, again mostly in conjunction with new business strategy. During the first half of 2000, we expensed $806,000 for services provided by McKinsey and Company in conjunction with consulting in regard to our new business plan.

         As indicated above, a significant amount of our expense in 2000 was directly related to the development of our new business strategy. We incurred related expenses of approximately $1,374,000

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------

in the first half of 2000, of which $771,000 was in the second quarter. More than half of the expense for the first half of 2000 was paid in the form of unregistered Company stock or warrants to purchase unregistered Company stock. In the first half of 2001 we incurred approximately $1,246,000 of expense in implementing our plan for our new attorney marketing business, primarily in the securing of orders and in the setting up of the needed infrastructure. On June 4, 2001 we launched our new attorney group marketing business in the Central Florida Designated Market Area (DMA) with the start of television advertising and the referral of incoming calls to participating attorneys. We recognized initial revenues of $106,942 in June for this business. We launched the Miami-Dade, Florida, DMA in July and the Tampa, Florida, DMA in August. We expect revenues in excess of $1,000,000 from the attorney marketing business in the third quarter of 2001, in addition to our print directory revenues. Going forward, we also will incur increased selling and television advertising expenses, in particular, in the operation of our attorney marketing business.

         Other income is substantially greater in 2000 than in 2001 because of the short-term investment of the proceeds of $2,251,000 from the sale of unregistered common stock in January 2000. These funds were substantially used during the balance of 2000 for the development of the strategy for the attorney marketing business. As of March 31, 2001 we wrote off the full $200,000 valuation of equity we held in AroundCampus, Inc. We had obtained this equity in 1998 in conjunction with our sale of a former subsidiary. The write-off is the cause for our incurring Other expense (net) for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first six months of 2001, our balance of cash and cash equivalents (including $31,871 of restricted cash at the beginning of the year) decreased $347,623; of this decrease, $179,681 occurred in the most recent quarter. The decrease in both the most recent three and six-month periods related to our operating losses. We are optimistic that with the launch of our new attorney marketing business in Central Florida on June 4, in the Miami, Florida, area on July 2, and in the Tampa, Florida, area on July 30, 2001, that we will be able to maintain at least a breakeven cash flow. On August 3, 2001, the Company received $625,000 in net proceeds from the sale of 375,000 unregistered shares of its common stock for $1.667 per share in a private transaction. We have no specific plans for these funds. Most of our June 30, 2001 balance of cash and cash equivalents was invested in money market funds.

         Our net loss of $1,517,462 in the first half of 2001 did not affect our cash balance commensurately primarily because of an increase of $848,751 in deferred revenues, nearly all of which relates to our new attorney marketing business. Also during the first half of 2001 we recognized $227,768 of non-cash expenses relating to depreciation and amortization and $200,000 of non-cash expense relating to the write-down of an investment in AroundCampus, Inc. that we held in connection with our sale of a former subsidiary in 1998.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

         We believe that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months. We do not plan to make any commitments that would jeopardize our having sufficient cash balances for all of our operations. We cannot provide assurance that we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.

FORWARD-LOOKING STATEMENTS
--------------------------

The statements made above relating to our expected revenues for our attorney marketing business in the third quarter of 2001 and to the related increase in selling and television advertising expenses, to our optimism toward being able to maintain a breakeven cash flow, to our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, to our plans or commitments not jeopardizing our having sufficient cash balances for all of our operations, and to our raising additional capital in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to successfully achieve and manage the technical requirements of the marketing network as intended; 2) the continued receptiveness of attorneys to our marketing network and the continuance of their contracts to term; 3) the continued reception of consumers to advertisements we place; 4) our ability to sell our network in new locations; 5) our ability to hire additional qualified sales and management personnel as they are needed; 6) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 7) whether the capital markets find our current business or our plans for our new attorney marketing business acceptable for investment; 8) the intense competition we face in our businesses and in the market for raising additional capital; and 9) our ability to convince sources of capital that our management is able to carry out its business strategy. For more information regarding some of the ongoing risks and uncertainties of our business, see the section titled "Risk Factors and Uncertainties" in our most recent annual report on Form 10-KSB on file with the Securities and Exchange Commission.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

         c.  Sale(s) of Unregistered Securities

                On August 3, 2001, the Company received $625,000 in net proceeds from the private sale of 375,000 shares of its common stock for $1.667 per share to T/U/A Steven Hirsch dated 9/29/00 (a Florida living trust). The Company sold this common stock in reliance upon the exemption from the registration requirements provided in Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of our shareholders was held on May 30, 2001. At that time the shareholders, by direct vote and by proxy, voted as shown in the following table:

                                                                                      For            Against        Abstain
Item 1 - Re-election of Andrew J. Cahill as a director for
             a three-year term                                                     3,614,726              -            7,249

Item 2 - Amendment to the Articles of Incorporation changing
             the Company's name to 1-800-ATTORNEY, Inc.                            3,602,126          5,649            3,200

Item 3 - Appointment of Ernst & Young LLP as independent
              auditors for the fiscal year ending December 31, 2001                3,608,426            549            2,000

         There was no other business brought at the meeting requiring a vote of the shareholders.

ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits, index

                  None.

         b. On June 4, 2001, we filed a report on Form 8-K to announce the change of our company name to 1-800-ATTORNEY, Inc. effective June 1, 2001.

                              1-800-ATTORNEY, Inc.
                          Form 10-QSB - June 30, 2001

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2001 by the undersigned, thereunto duly authorized.

                                  1-800-ATTORNEY, INC.

                                  /s/ Peter S. Balise
                                  --------------------------------------------
                                  Peter S. Balise
                                  President (Chief Executive Officer)


                                  /s/ James M. Koller
                                  --------------------------------------------
                                  James M. Koller
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)