Form 10QSB
period 2001-09-30
1-800 ATTORNEY INC
filed 2001-11-09
CIK 1010615

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

                For the quarterly period ended September 30, 2001


                           Commission File No. 0-27994


                             ----------------------



                              1-800-ATTORNEY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         FLORIDA                                                59-3203301
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


                             186 ATTORNEYS.COM COURT
                              LAKE HELEN, FL 32744
                                  386-228-1000
                          -----------------------------
                          (Address and telephone number
                         of principal executive offices)



Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
[X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                   Outstanding at October 31, 2001
--------------------------                       -------------------------------
Common Stock: no par value                                   5,616,466

Transitional Small Business Disclosure Format (check one):   [ ] Yes     [X] No

================================================================================

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheets
            as of September 30, 2001 (unaudited) and
            December 31, 2000                                                  3

         Consolidated Statements of Operations for
            the three and nine months ended September
            30, 2001 and 2000 (unaudited)                                      4

         Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2001
            and 2000 (unaudited)                                             5-6

         Notes to unaudited interim consolidated
            financial statements                                            7-11


ITEM 2.  Management's Discussion and Analysis of
            Interim Financial Condition and Results
            of Operations                                                  12-16




                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities                                                17

ITEM 5.  Other Information                                                    17

ITEM 6.  Exhibits and Reports on Form 8-K                                     17

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


                           CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             2001              2000
                                                         ------------------------------
ASSETS                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                             $  2,406,259      $  2,164,714
   Restricted cash                                               --              31,871
   Accounts receivable, less allowance for doubtful
      accounts of $141,729 at September 30, 2001 and
      $121,223 at December 31, 2000                           239,245           235,571
   Directories in progress                                    299,154           270,071
   Other current assets                                       559,138           163,786
                                                         ------------------------------
Total current assets                                        3,503,796         2,866,013

Property and equipment, net                                 1,038,550         1,138,379
Investment in AroundCampus, Inc.                                 --             200,000
Intangible assets                                           1,071,839         1,208,281
Other assets                                                    3,695             5,095
                                                         ------------------------------
Total assets                                             $  5,617,880      $  5,417,768
                                                         ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $    331,862      $    214,873
   Accrued expenses                                           289,743           211,038
   Deferred revenue                                         1,575,163           727,651
   Mortgage payable                                            53,333            53,333
                                                         ------------------------------
Total current liabilities                                   2,250,101         1,206,895

Notes payable                                                 100,000           100,000
Mortgage payable after one year                               493,334           533,334
                                                         ------------------------------
Total liabilities                                           2,843,435         1,840,229

Shareholders' equity:
   Common shares, no par value:
      15,000,000 shares authorized; 7,262,266 shares
      issued at September 30, 2001; 6,769,210 shares
      issued at December 31, 2000                          10,659,738         9,897,014
   Paid-in capital for stock warrants                         238,316           213,933
   Accumulated deficit                                     (6,941,772)       (5,351,087)
   Unearned compensation, net                                    --                (484)
   Treasury stock, at cost; 1,645,800 shares               (1,181,837)       (1,181,837)
                                                         ------------------------------
Total shareholders' equity                                  2,774,445         3,577,539
                                                         ------------------------------
Total liabilities and shareholders' equity               $  5,617,880      $  5,417,768
                                                         ==============================

                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                          2001              2000              2001              2000
                                      ------------------------------      ------------------------------
Net sales                             $  2,274,861      $  1,218,475      $  4,626,229      $  3,737,618

Costs and expenses:
   Production                              593,851           428,793         1,643,700         1,336,407
   Marketing and selling                 1,091,897         1,242,194         2,560,532         2,428,997
   Depreciation and amortization           150,431           173,878           378,199           284,253
   General and administrative              521,611           402,199         1,471,389         2,312,517
                                      ------------------------------      ------------------------------
                                         2,357,790         2,247,064         6,053,820         6,362,174
                                      ------------------------------      ------------------------------
Loss from operations                       (82,929)       (1,028,589)       (1,427,591)       (2,624,556)

Other income (expense), net                  9,706            34,163          (163,094)          105,936
                                      ------------------------------      ------------------------------
Loss before cumulative effect of
   change in accounting principle          (73,223)         (994,426)       (1,590,685)       (2,518,620)

Cumulative effect of change in
   accounting principle                       --                --                --            (183,845)
                                      ------------------------------      ------------------------------
Net loss                              ($    73,223)     ($   994,426)     ($ 1,590,685)     ($ 2,702,465)
                                      ==============================      ==============================
Loss per common share before
   cumulative effect of change in
   accounting principle - basic
   and diluted                        ($      0.01)     ($      0.20)     ($      0.30)     ($      0.57)

Cumulative effect of change in
   accounting principle                       --                --                --               (0.04)
                                      ------------------------------      ------------------------------
Net loss per common share -
   basic and diluted                  ($      0.01)     ($      0.20)     ($      0.30)     ($      0.61)
                                      ==============================      ==============================
Shares used in computing net loss
   per common share - basic and
   diluted                               5,468,919         4,966,259         5,251,330         4,431,143
                                      ==============================      ==============================

                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               2001              2000
                                                           ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   ($ 1,590,685)     ($ 2,702,465)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                378,198           284,253
   Gain on sale of equipment                                       --              (3,505)
   Accretion of unearned compensation                               484             1,913
   Bad debt expense                                             150,522            69,234
   Exchange of common stock for goods and services              125,056           703,303
   Exchange of stock warrants for goods and services             24,383            58,726
   Exchange of advertising for machinery and equipment          (10,797)           (1,899)
   Write-down of investment in AroundCampus, Inc.               200,000              --
   Increase in accounts receivable                             (154,196)          (53,447)
   Increase in directories in progress                          (29,083)         (133,893)
   Increase in intangible and other assets                     (504,464)         (338,739)
   Increase in accounts payable                                 116,989            12,401
   Increase in accrued expenses                                  78,705            90,486
   Increase in deferred revenue                                 847,512           301,535
                                                           ------------------------------
Net cash used in operating activities                          (367,376)       (1,712,097)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          (20,618)          (50,920)
   Sale of equipment                                               --              11,000
                                                           ------------------------------
Net cash used in investing activities                           (20,618)          (39,920)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the exercise of stock options                   12,668            49,018
   Proceeds from the sale of common stock                       625,000         2,251,620
   Repayment of mortgage principal                              (40,000)          (40,000)
   Purchase of treasury stock                                      --             (23,136)
                                                           ------------------------------
Net cash provided by financing activities                       597,668         2,237,502

Net increase in cash and cash equivalents                       209,674           485,485
Cash and cash equivalents at beginning of period              2,196,585         2,095,866
                                                           ------------------------------
Cash and cash equivalents at end of period                 $  2,406,259      $  2,581,351
                                                           ==============================

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)




                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                        2001         2000
                                                                        ---------------------
Cash paid during the period for:
     Interest                                                           $ 30,978     $ 41,659
                                                                        =====================

Supplemental noncash activities:
     Exchange of advertising for supplies and services                  $ 26,411     $ 35,936
                                                                        =====================

     Issuance of stock warrants in exchange for intangible property         --       $101,000
                                                                        =====================

     Issuance of common stock in exchange for intangible property           --       $581,309
                                                                        =====================

     Issuance of common stock for web site development services             --       $365,149
                                                                        =====================





















                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001





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

2.   Consolidation

The consolidated financial statements include the accounts of 1-800-ATTORNEY, Inc., and its wholly-owned subsidiaries PCNA Communications Corporation and Attorneys Online, Inc. Intercompany transactions have been eliminated in consolidation.

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

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   Investment in AroundCampus, Inc.

In June 1998 the Company received an equity interest in AroundCampus, Inc. (ACI) (formerly College Directory Publishing Corporation) in connection with its sale of a former subsidiary. The value of the equity was accounted for on the cost basis. In April 2001, the Company's management decided, based upon a discussion with ACI's management, that it was unlikely that the Company would realize any benefit from its equity interest in ACI. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company wrote off the full $200,000 valuation of the asset as of March 31, 2001; this write-off is included in "Other income (expense), net."

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

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


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

11.  Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share in accordance with SFAS No. 128, EARNINGS PER SHARE:

                                                           Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                               2001            2000             2001            2000
                                                           ----------------------------     ----------------------------
Numerator:
    Net loss from continuing operations                        ($73,223)      ($994,426)     ($1,590,685)    ($2,702,465)
                                                           ----------------------------     ----------------------------
    Numerator for basic loss per common share -
      loss available to common shareholders                    ($73,223)      ($994,426)     ($1,590,685)    ($2,702,465)

    Effect of dilutive securities                                  --              --               --              --
                                                           ----------------------------     ----------------------------
    Numerator for diluted loss per common share -
      loss available to common shareholders after
      assumed conversions                                      ($73,223)      ($994,426)     ($1,590,685)    ($2,702,465)

Denominator:
    Denominator for basic loss per common share -
      weighted-average shares                                 5,468,919       4,966,259        5,251,330       4,431,143

    Effect of dilutive securities                                  --              --               --              --
                                                           ----------------------------     ----------------------------
    Denominator for diluted loss per common
      share - adjusted weighted-average shares
      and assumed conversions                                 5,468,919       4,966,259        5,251,330       4,431,143

Basic and diluted loss per common share                          ($0.01)         ($0.20)          ($0.30)         ($0.61)
                                                           ============================     ============================

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  Loss Per Common Share (continued)

In computing diluted loss per common share for the three months ended September 30, 2001, 320,430 common share equivalents were excluded from the diluted loss per common share computation because their effect would have been antidilutive. For the nine months ended September 30, 2001, 270,095 common share equivalents were excluded from the computation for the same reason. For the same periods in 2000, the numbers of common share equivalents that were excluded for the same reason were 224,667 and 368,422, respectively.

12.  Business Segments

In conjunction with the launch of the Company's new attorney marketing business on June 4, 2001, the Company began reporting in two operating segments. These are the publishing of directories of attorney listings and selling of advertising in those directories, and the marketing and operation of an attorney referral or group marketing network. The Company publishes official membership directories for bar associations and it also publishes its own proprietary directories of attorneys for some geographic areas; it relies principally upon the sale of advertising within the directories to generate its revenues for this segment. The attorney marketing business segment operates by contracting with attorneys for participation by area of practice and by geographic area. The Company generates its revenues from the fees it charges attorneys for participation in the network. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains and losses from investments or extraordinary items not directly related to an operating segment. There are no intersegment revenues. Both operating segments are based in the Company's corporate headquarters in Lake Helen, Florida. For determining operating results, management uses estimates to allocate charges for goods, services, or assets that are shared by both operating segments. The following table shows net sales, costs and expenses, and loss from operations by business segment for the three months ended September 30, 2001:
                                        Three months ended September 30, 2001

                                       Attorney         Print
                                       Marketing      Directory        Total
                                      ----------------------------------------
     Net sales                        $1,243,512     $1,031,349     $2,274,861
     Costs and expenses:
       Operating expenses              1,127,397      1,079,962      2,207,359
       Depreciation and amortization     116,476         33,955        150,431
                                      ----------------------------------------
                                       1,243,873      1,113,917      2,357,790
                                      ----------------------------------------
     Loss from operations                  ($361)      ($82,568)      ($82,929)
                                      ========================================

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001




NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  Business Segments (continued)

The following table provides year-to-date net sales, costs and expenses, and loss from operations as if the attorney marketing business segment was in operation as of January 1, 2001:

                                         Nine months ended September 30, 2001

                                       Attorney         Print
                                       Marketing      Directory        Total
                                      ----------------------------------------
     Net sales                        $1,350,454     $3,275,775     $4,626,229
     Costs and expenses:
       Operating expenses              2,228,176      3,447,445      5,675,621
       Depreciation and amortization     261,564        116,635        378,199
                                      ----------------------------------------
                                       2,489,740      3,564,080      6,053,820
                                      ----------------------------------------
     Loss from operations            ($1,139,286)     ($288,305)   ($1,427,591)
                                      ========================================


The following table provides the allocation of assets among the two operating segments and headquarters as of September 30, 2001:

                                        Assets
                                      ----------
     Attorney marketing               $1,723,678
     Print directory                   1,471,515
     Headquarters                      2,422,687
                                      ----------
     Total                            $5,617,880
                                      ==========

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
     The table below shows the changes in our results of operations for the three and nine months ended September 30, 2001 from the same periods a year earlier:

                                       Quarter ended                  Quarter ended              Change         Change
                                     September 30, 2001             September 30, 2000            in $s          as %
                                   -----------------------       -----------------------       -----------------------
Net sales                          $2,274,861       100.0%       $1,218,475       100.0%       $1,056,386        86.7%
Costs and expenses:
   Production                         593,851        26.1%          428,793        35.2%          165,058        38.5%
   Marketing and selling            1,091,897        48.0%        1,242,194       101.9%         (150,297)      -12.1%
   Depreciation and amortization      150,431         6.6%          173,878        14.3%          (23,447)      -13.5%
   General and administrative         521,611        22.9%          402,199        33.0%          119,412        29.7%
                                   -----------------------       -----------------------       ----------
                                    2,357,790       103.6%        2,247,064       184.4%          110,726         4.9%
                                   -----------------------       -----------------------       ----------
Loss from operations                 ($82,929)       -3.6%      ($1,028,589)      -84.4%         $945,660       -91.9%

                                      Nine months ended             Nine months ended            Change         Change
                                      September 30, 2001           September 30, 2000            in $s           as %
                                   -----------------------       -----------------------       -----------------------
Net sales                          $4,626,229       100.0%       $3,737,618       100.0%       $  888,611        23.8%
Costs and expenses:
   Production                       1,643,700        35.5%        1,336,407        35.8%          307,293        23.0%
   Marketing and selling            2,560,532        55.4%        2,428,997        65.0%          131,535         5.4%
   Depreciation and amortization      378,199         8.2%          284,253         7.5%           93,946        33.1%
   General and administrative       1,471,389        31.8%        2,312,517        61.9%         (841,128)      -36.4%
                                   -----------------------       -----------------------       ----------
                                    6,053,820       130.9%        6,362,174       170.2%         (308,354)       -4.8%
                                   -----------------------       -----------------------       ----------
Loss from operations              ($1,427,591)      -30.9%      ($2,624,556)      -70.2%       $1,196,965       -45.6%

     Net sales in the most recent three and nine month periods are higher than in the same periods a year earlier because of the contribution of our new attorney marketing business. Net sales for this new business, which began to generate revenues in June 2001, were $1,243,512 and $1,350,454 for the most recent three and nine month periods, respectively; there were no such sales in 2000. Net sales for our print directory business were $1,031,349 in the most recent quarter, a decline of $187,126 from the same quarter in 2000. Of this decrease, $114,699 occurred in the 13 directories that were published in the third quarter of both years. In the third quarter of 2001 we published 18 directories with average net sales of $55,054 compared to the publication of 25 directories with average net sales of $45,251 in the third quarter of 2000. Nine of the 12 directories published in the third quarter of 2000 were cancelled for insufficient revenues and not published again in the third quarter of 2001; the other three were moved to another quarter. Third quarter 2000 net sales from these 12 directories were offset by that of the five directories published in the third quarter of 2001 that were not published in the same period a year earlier. Net sales for our online vendor directory that is sold in conjunction with our print advertising sales decreased $47,462 in the most recent quarter from the same period a year earlier.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


RESULTS OF OPERATIONS (CONTINUED)
---------------------
     Net sales for our print directory business for the first nine months of 2001 were $3,275,775, a decline of $461,843 from the same period in 2000. Of this decrease, approximately 38% was from a decline in sales for our online vendor directory; approximately 31% is related to a decline in our print advertising sales; and approximately 31% is related to a decline in sales of attorney area of practice listings and sales of our directories. We published 56 directories with average net sales of $56,191 in the first nine months of this year compared to 69 directories with average net sales of $49,763 in the same period a year earlier. Eighteen directories published in 2000 were cancelled due to insufficient sales.

     Production costs as a percentage of net sales in the most recent quarter were favorably impacted on a consolidated basis by our new attorney marketing business for which the costs of operating the call center run much less than the costs of producing our print directories. Production costs for our print directory business increased to 41% of the related net sales in the most recent quarter compared to 35% for the same period a year earlier. Higher labor and distribution costs were primarily the cause for the increase. For the nine-month periods, production costs for our print directory business increased to 41% of the related net sales in the most recent quarter compared to 33% for the same period a year earlier for the same reasons. Management has taken steps in an effort to reduce both of these items going forward. Production costs for our attorney marketing business are primarily for operation of a call center for our 1-800-ATTORNEY number; these costs were approximately 14% of net sales in the third quarter of 2001.

     Marketing and selling expenses for our print directory business decreased to 45% of the related net sales in the most recent quarter compared to 47% for the same period a year earlier. For the nine-month periods, marketing and selling expenses for our print directory business were 45% of the related net sales in both years. Marketing and selling expenses for our attorney marketing business were approximately 51% of the related net sales in the most recent quarter, with television advertising for our 1-800-ATTORNEY marketing network comprising nearly 60% of those expenditures. For the most recent nine months, marketing and selling expenses for our attorney marketing business were approximately 80% of the related net sales primarily because this new business did not begin to generate revenues until June 2001. In the first nine months of 2000 we incurred $730,715 of marketing and selling expenses with no related revenues as the advertising strategy was being developed with an outside advertising agency.

     Depreciation and amortization expense in the most recent quarter is lower than in the same period a year earlier because of a $90,500 write-down of an intangible asset in the third quarter of 2000. Excluding this write-down, depreciation and amortization expense in the most recent quarter increased $67,053 from the same period a year earlier due to $112,298 in amortization of intangible assets and web site development costs relating to the new attorney marketing business. This expense also is the cause for the increase in the nine month period, which increase would be significantly greater if not for the write-down in 2000 that was mentioned above. The intangible assets relating to the new business have a net book value of $1,060,589 at September 30, 2001 and are being amortized over estimated useful lives of either 30 or 60 months using the straight-line method.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------
     General and administrative (G&A) expenses on a consolidated basis were $119,419 higher in the most recent quarter than in the same period in 2000. Approximately one-third of this relates to bad debt for the new attorney marketing business for which there was no such expense in 2000. Approximately half of the increase in the recent quarter from a year earlier resulted from an adjustment lowering bad debt in the print directory business in the third quarter 2000. G&A expenses were significantly lower in the most recent nine month period from a year earlier primarily because the period in 2000 included more than $1,000,000 for management consulting and other professional services, mostly in conjunction with development of the new attorney marketing business. Bad debt was $81,288 higher in the most recent nine months from the same period a year ago as bad debt expense is now being incurred for the attorney referral business and the adjustment lowering bad debt in 2000.

     In the nine months ended September 30, Other income is substantially greater in 2000 than in 2001 because of higher rates earned on money market funds in 2000 and because of the interest earned on the proceeds of $2,251,000 from the sale of unregistered common stock in early 2000. These funds were substantially used during 2000 for the development of the strategy for the attorney marketing business. As of March 31, 2001, we wrote off the full $200,000 valuation of equity we still hold in AroundCampus, Inc. We obtained this equity in 1998 in conjunction with our sale of a former subsidiary. This write-off is the cause for our incurring Other expense (net) for the nine months ended September 30, 2001.

     Our attorney marketing business began to generate revenues in June 2001 with the launch of the network in the Central Florida area; net sales for this business were $106,942 in the second quarter of 2001. During the following quarter we launched networks in the Miami-Dade and Tampa, Florida, areas. Those networks, together with that in Central Florida, generated net sales of $1,243,512 in the third quarter of 2001. In October 2001 we launched smaller networks in the West Palm Beach, Fort Myers / Naples, and Jacksonville, Florida, areas; and in November 2001 we launched a network in Atlanta, Georgia. Although we have these additional networks in operation during the fourth quarter 2001, we expect net sales in the fourth quarter from the attorney marketing business to be less than that which we realized in the third quarter. Our operating costs will be higher, though, primarily because of the additional television advertising required in these new markets and the costs of operating an outside sales force in more distant markets. Since the launch of the first three networks in Central Florida, Miami-Dade and Tampa, we have received cancellations from many of our member attorneys. As of November 6, 2001, approximately 58% of the members of our Central Florida network, approximately 50% of the members in our Miami-Dade network, and approximately 51% of the members of our Tampa network have opted to cancel; refunds are due pursuant to these cancellations in very few cases. In determining the appropriate size of each geographic network, we relied upon estimates regarding the number of attorneys and the areas of practice that could be supported in terms of being able to provide member attorneys with a sufficient number of potential clients who would respond to our television advertising. Our estimates have proven to be overstated with regard both to the number of attorneys and to the areas of practice that can be supported. For our future networks, such as Chicago and Boston, we have made changes to our business model in which we have greatly reduced the number of areas of practice and the number of attorneys required to operate the business to our expectations. We also are implementing a reorganization of the markets that we have already launched with the intent that going forward we will provide sufficient numbers of referrals to each participating

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001


RESULTS OF OPERATIONS (CONTINUED)
---------------------
attorney. Although we continue to make adjustments in the variables affecting our attorney marketing network, including commercials aired on network television, actors/spokespeople utilized, the number of member attorneys participating in each practice area and our pricing models, we cannot provide assurances that the changes we have made and will make will yield the results we intend.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Our balance of cash and cash equivalents (including $31,871 of restricted cash at the beginning of the year) increased $209,674 during the first nine months of 2001 and $557,297 in the most recent quarter. All of the increase may be attributed to our receipt on August 3, 2001 of $625,000 in net proceeds from our private sale of 375,000 shares of our common stock. We have no specific plans for these funds. Most of our September 30, 2001 balance of cash and cash equivalents was invested in money market funds.

     Net cash used in operating activities for the first nine months of 2001 was $367,376. Our net loss of $1,590,685 during this period did not affect our cash balance commensurately primarily because of an increase of $847,512 in deferred revenues, nearly all of which relates to our new attorney marketing business. Also during the same period we recognized $200,000 of non-cash expense relating to the write-down of an equity interest in AroundCampus, Inc. that we hold in connection with our sale of a former subsidiary in 1998.

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

FORWARD-LOOKING STATEMENTS
--------------------------
     The statements made above relating to our expectations of future results in response to changes we have made and will make to our attorney marketing business, and to our existing cash balances being sufficient to meet our working capital needs for more than the next 12 months, and to our plans or commitments not jeopardizing our having sufficient cash balances for all of our operations are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The statements that express the "belief", "anticipation", "plans", "expectations" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to successfully achieve and manage the technical requirements of the marketing network as intended; 2) the receptiveness of attorneys to our marketing network and the continuance of their contracts to term; 3) the

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001




FORWARD-LOOKING STATEMENTS (CONTINUED)
--------------------------
continued response of consumers to advertisements we place; 4) our ability to sell our network in new locations; 5) our ability to hire additional qualified sales and management personnel as they are needed; 6) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 7) whether the capital markets find our current business or our plans for our new attorney marketing business acceptable for investment; 8) the intense competition we face in our businesses and in the market for raising additional capital; and 9) our ability to convince sources of capital that our management is able to carry out its business strategy. For more information regarding some of the ongoing risks and uncertainties of our business, see the section titled "Risk Factors and Uncertainties" in our most recent annual report on Form 10-KSB on file with the Securities and Exchange Commission.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001



                           PART II - OTHER INFORMATION




ITEM 2.  Changes in Securities

         c.  Sale(s) of Unregistered Securities

             Over the period from March 1, 2001 through September 30, 2001 the Company granted 13,323 unregistered shares of the Company's common stock to PondelWilkinson MS&L as consideration for professional services. The Company granted this common stock in reliance upon the exemption from the registration requirements provided in
             Section 4(2) of the Securities Act of 1933.



ITEM 5.  Other Information

         None.



ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits, index

             10.1    Form of Employment Agreement of Peter S. Balise

             10.2    Form of Employment Agreement of J. William Wrigley

             10.3    Form of Employment Agreement of James M. Koller


         b. The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 9, 2001 by the undersigned, thereunto duly authorized.





                                            1-800-ATTORNEY, INC.


                                            /s/ James M. Koller
                                            -----------------------------------
                                            James M. Koller
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                              1-800-ATTORNEY, INC.
                        FORM 10-QSB - SEPTEMBER 30, 2001



                                INDEX OF EXHIBITS
                                -----------------



        10.1     Form of Employment Agreement of Peter S. Balise

        10.2     Form of Employment Agreement of J. William Wrigley

        10.3     Form of Employment Agreement of James M. Koller