Form 10KSB
period 2001-12-31
1-800 ATTORNEY INC
filed 2002-04-01
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the fiscal year ended December 31, 2001.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                             186 Attorneys.com Court
                            Lake Helen, FL 32744-0280
                                  386-228-1000
                                  ------------
                          (Address and telephone number
                         of principal executive offices)

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

The registrant's revenues for its most recent fiscal year, ended December 31, 2001 were $6,891,320.

The aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of March 12, 2001 was $1,855,000.

================================================================================

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

There were 5,374,715 shares of the registrant's common stock outstanding as of March 12, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant for the registrant's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year end of December 31, 2001 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):    [_]  Yes  [X]  No


                                      INDEX

                                                                            Page
                                     PART I


Item 1.   Business............................................................3
Item 2.   Properties.........................................................13
Item 3.   Legal Proceedings..................................................13
Item 4.   Submission of Matters to a Vote of Security Holders................13


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........14
Item 6.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................16
Item 7.   Financial Statements...............................................22
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................44


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................44
Item 10. Executive Compensation..............................................44
Item 11. Security Ownership of Certain Beneficial Owners and Management......44
Item 12. Certain Relationships and Related Transactions......................44
Item 13. Exhibits and Reports on Form 8-K, Index.............................45

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

PART I

ITEM 1.   BUSINESS

GENERAL

     1-800-ATTORNEY, Inc. (ATTY) was incorporated in Florida on September 20, 1993. Until June 5, 2000 our name was The Publishing Company of North America, Inc.; from June 5, 2000 until June 1, 2001 our name was Attorneys.com, Inc. In October 1998, PCNA Communications Corporation was incorporated as a wholly-owned subsidiary of ATTY; effective January 1, 1999, ATTY transferred substantially all of its print directory operations into this subsidiary. In February 1999, Attorneys Online, Inc. was incorporated as a wholly-owned subsidiary of ATTY. Attorneys Online, Inc. had no operations prior to its dissolution in July 2001. Throughout this document, "we", "us" or "our" shall refer to 1-800-ATTORNEY, Inc. and, since the time of their formations, our wholly-owned subsidiaries.

     Our primary business activity has been publishing membership directories for bar associations; although our new attorney marketing business has increasing prominence in our operations and plans. We market our directories to professional associations through the continental United States. Over the past two years we have been publishing an increasing number of our own proprietary directories of attorney listings and related information; in 2001, 26 of the 69 directories we published were our own proprietary directories. We rely principally upon the sale of advertising within the directories to generate our revenues. PCNA Communications Corporation conducts our print directory operations and our Internet-based online vendor directory business that we operate in conjunction with our print directory advertising sales.

     During 2000, we began development of an attorney marketing or referral business. Sales to attorneys began in December 2000 and revenues for this business were first recognized in June 2001 with the launch of an attorney network in Central Florida. Networks in five other Florida markets and in Atlanta were launched later in 2001. Our attorney marketing business comprised 37% or $2,540,000 of our $6,891,000 in net sales in 2001.

OUR PRINT DIRECTORY BUSINESS

     Our principal product is the publication of city, county and state membership directories for bar associations and our own proprietary directories throughout the continental United States. Most membership directories of bar associations contain a complete listing of member attorneys along with the names of their firm, addresses, and telephone numbers. They often also contain facsimile numbers, court information and specialized local information that attorneys may require during their course of business. In 2001 we published 69 directories, of which 38 were under contracts with bar associations, four were under contract with medical associations, 26 were our own proprietary legal directories (i.e., independent of official sponsorship by a bar association) and one was a proprietary medical directory. In 2000 we published 86 directories, of which 65 were under contracts with bar associations, five were under contract with medical associations, 15 were proprietary legal directories and one was a proprietary medical directory.

         We publish the majority of our print directories "in-house", contracting the printing, binding, and distribution to outside firms. In most cases, we assume all costs of publication, including design, layout, printing and binding of our directories.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

     Historically, we specialized in publishing free membership directories for bar associations nationwide. A small amount of our revenues (2% in 2001 and 5% in 2000) are derived from the publication of directories for medical associations. Under our free directory program, we assume all production costs including design, advertising layout, printing and binding. In this fashion, the financial risk is transferred from the association to us. Also under this program, we provide directories for all members of an association, thereby maximizing our printing expense. In the Spring of 1998, we introduced our directory participation program ("DPP") which is designed to allow attorneys, law firms, courts or bar associations to purchase directories directly from us. Under our DPP, we offer participating bar associations the opportunity to share revenue with us from the sale of directories to members. This program results in reduced circulation and thereby reduced printing costs because not all members purchase the membership directories. We have found that advertising revenues have decreased under this program. However, due to the variety of factors affecting advertising sales, it is not practicable to isolate and quantify the impact this program has had or will continue to have on advertising revenues. Approximately half of the membership directories we published for bar associations in 2001, 2000 and 1999 were under the DPP; we continue our free directory programs in cases where we believe we can earn an acceptable margin above our costs. As indicated above, in 2001 we expanded our publication of our own proprietary legal directories to 26 from 15 in 2000. We plan to publish approximately 19 of these directories in 2002, having discontinued some from our 2001 schedule. With our proprietary directories, we have much greater flexibility with content, design, and schedule, since we are not bound to the terms of a publishing agreement. Attorney and other information that we typically include in our directories is legally available from a variety of sources; however, we make substantial effort to confirm the accuracy of the information we obtain. Our proprietary directories, particularly in the first year of publication, require more effort to produce than bar-sponsored directories in which the bar association provides the content to us.

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

     Legal Specialty Market

     Bar directories have long been an important segment of the legal publishing industry. In the course of their profession, lawyers are required to frequently communicate with other lawyers. Nationwide legal directories, such as the Martindale-Hubbell Law Directory ("Martindale- Hubbell"), can assist in searching for attorneys nationwide with specific credentials and expertise. While the Martindale-Hubbell directory is an important tool for certain needs, because of its multiple volumes and size, it lacks the convenience of a smaller desktop directory.

     Our legal directories contain a convenient listing of names, addresses and telephone numbers and often, facsimile numbers that can be used to contact co-counsel, opposing counsel, courts and judges. Since this information is often needed, the advertising contained in our directories is intended to reach its targeted audience on a regular basis.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

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

     Once we target a bar association for publication of its directory, we use referrals from other clients to assist in obtaining an agreement to publish that directory. Over our history, we have developed business relationships with bar association executives throughout the country. In addition, we use our published bar directories and letters from satisfied bar associations as marketing tools to show prospective new clients.

     Once an agreement to publish is obtained, our sales staff solicits advertisements from local businesses that provide goods and services to attorneys in the bar association's community. A proof of all advertising is sent to the customer as well as the bar association to insure that the advertisement placed is both correct and not offensive.

     As part of the publication process, the association provides us with a complete database of membership and other general information, such as court listings, which the association wants to include in the directory. Many of the directories published by us for bar associations are pictorial. For these directories, we assist the association in arranging for photographs of its members using unaffiliated photographers. Most graphics for the directory are prepared by our own graphic artists. Once all of the graphics including advertising are completed, we produce a draft of the directory, obtain proof approval from the bar association, and then arrange for printing and binding of the directory by an independent commercial printer. After printing and binding, the directories are distributed to member attorneys in accordance with the terms of the publishing contract.

     We use account executives that specialize in selling advertisements by outbound telephone solicitation to businesses that supply support services and products to the legal profession as well as to the general public. We believe that through our in-house sales team, we are better able to maintain quality control and establish a reputation for professionalism. Our management supervises the sales staff in order to ensure that it is acting in an ethical and professional manner and clearly communicates that we are independent of the bar associations. Advertising in our print directories is contained in a section entitled "Attorney Support Services" and follows a "yellow pages" format. We are always evaluating methods to improve our sales efficiencies.

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

     Publication of our proprietary directories follows a similar process. We use demographic studies to qualify the geographic areas in which we believe a directory can be published and yield acceptable margins above our costs. All of our proprietary directories have the same format and appearance, which we believe will build a recognized "brand" image over time. Survey cards have been included in our

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

proprietary directories; the surveys that have been returned to us indicate a very favorable evaluation of the directories. Attorney and other information that we typically include in our directories is legally available from a variety of sources; we also endeavor to independently confirm its accuracy through mailings to the attorneys.

     Printing

     We are not engaged in the printing of our directories; we subcontract this work to independent printing companies. We believe that there is an ample supply of independent printers willing to perform quality printing services for us and that we will not be materially adversely affected by subcontracting our printing services. In doing so, we believe that we avoid the need to invest substantial sums of capital in printing and binding equipment and that we have more flexibility to meet our clients' specialized needs. However, delays by independent contractors over which we have limited or no control could result in a loss of contracts by us from either bar associations or advertisers or both.

     Significant Clients

     We rely primarily upon the sale of advertising in our print directories to derive our revenues; directory sales and online advertising sales provide a small portion of overall revenues. In 2001 and 2000 no single directory contained advertising sales comprising 10% or more of our consolidated revenues; one directory did comprise approximately 12% of our print directory revenues. We do not expect that we would be materially adversely affected should any single association decide not to renew its publication in future years.

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

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

     We compete in three distinct ways. First, we compete for the award of the contract for an official association directory. Secondly, where competitors such as LDP publish an unofficial directory and we publish the official directory, there is competition to sell advertising and to attract lawyers to acquire the directories. In instances where we publish unofficial directories, we sometimes compete with the official directories.

     Backlog

     Our backlog for our print directory business consists primarily of advertising agreements for print directories that have not been published. As of March 1, 2002, our backlog was approximately $1,300,000 as compared to approximately $1,900,000 a year earlier. Since we recognize revenues when we ship our print directories, we anticipate that all of the March 1, 2002 backlog will be recognized as revenues during the current fiscal year. We plan to publish approximately 43 directories in 2002, a decrease from the 69 we published in 2001. Of these 43, approximately 20 are official directories for bar associations. We believe that our existing business of publishing bar association and proprietary attorney directories has limited growth opportunities. For this reason, we may significantly realign our directory business in 2002, reducing it to those directories that are most profitable and downsizing our staff accordingly.

OUR INTERNET BUSINESS

     During 1999, we created three new Internet web sites designed to serve members of the legal community and others seeking legal information. We introduced the first web site, www.lawlinks.com, in August 1999. This web site was designed to be our portal. A portal refers to a site or location on the Internet that is designed with the intent of attracting usage as an initial entrance or gateway for browsing the Internet. This web site consists primarily of a variety of legal information useful to lawyers as well as members of the general public. A company in Atlanta, Georgia compiles much of the information on this web site from information contained elsewhere on the Internet. We launched our second website located at www.lawmiles.com also in August 1999. This web site featured our online shopping mall that we called America's Legal Superstore. It was operated by Value America, Inc., but because of Value America's financial difficulties, this web site was unsuccessful. We abandoned it later in 2000 after Value America filed for bankruptcy protection. Our third web site is www.thelegalsource.com, which is our online vendor directory. We launched this web site in September 1999. This web site is a comprehensive online directory that features experts and product and service providers to the legal community. We generate revenues on this web site from the sale of listings to advertisers. As a result of our experience with Value America and the limits we saw on revenue growth in our online vendor directory, we re-evaluated our Internet strategy and its priority in our future operations. We continue to operate our legal portal and our online vendor directory. In 2001, our online vendor directory generated $159,000 in revenues. As of March 1, 2002, our backlog for our online vendor directory was approximately $50,000 as compared to approximately $100,000 a year earlier. We do not view our Internet operations to be a source of material future revenues. See also the discussion under "Our Attorney Marketing Business" (below).

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

OUR ATTORNEY MARKETING BUSINESS

     During 2000 we invested a considerable amount of our resources into the development of an attorney marketing or referral business that features a branded name primarily through our promotion of the toll-free number and trademark 1-800-ATTORNEY.

     There are hundreds of attorney referral networks currently operating in the United States. The great majority of these are operated not-for-profit by local and state bar associations as a service to their communities and to the associations' members. There also exist a number of networks operated privately for profit. The private networks often focus on particular segments of the legal practice, such as personal injury or divorce and are typically free to the consumer, deriving their revenues from the participating attorneys. Our research has indicated to us that none of these referral networks are effectively branded so that the consumer will be able to recall them from memory when a need for legal services arises.

     In April 2000 we acquired the toll-free telephone number and the trademark 1-800-ATTORNEY. Leveraging from that, we set out to establish a new business based upon a highly visible attorney marketing or referral network similar to other vanity numbers (e.g., 1-800-FLOWERS and 1-800-DENTIST) that have been branded in the minds of consumers. We also acquired the Internet web site addresses www.attorneys.com, www.1-800-attorney.com and similar variations of these two addresses in order that we may promote and provide access to our referral network through the Internet. We launched a new web site in November 2001 that is accessible from any of these addresses.

     In October 2000 we entered into a strategic marketing agreement with Futuredontics, Inc. of Los Angeles, California, which has operated the 1-800-DENTIST advertising program and dental referral service in the U.S. since 1986. Pursuant to our agreement, Futuredontics provided us consultative services to enhance the development and implementation of our 1-800-ATTORNEY marketing and referral network. In March 2001 we entered into an additional agreement with Futuredontics under which they have operated our referral call center and purchased our television advertising airtime. This arrangement allowed us to focus on our primary expertise of selling our services to attorneys.

     In December 2000 we began to solicit attorneys and execute sales contracts under a business model that involved the selling of "shares" of an area of practice, such as personal injury law, to a specified number of attorneys within a specific advertising market. The attorneys were charged annual and monthly fees. Television commercials were produced in the spring of 2001, and airtime was purchased for each market as it was launched. By May 30, 2001 we had received deposits on contracts valued at approximately $5,000,000 from law firms in Florida. We launched our first attorney network in Central Florida and recognized initial net sales of $107,000 from this new business in June 2001. Legal consumers who had a problem and responded to the commercials were greeted by a phone operator in our Los Angeles call center, and then connected while on the telephone with an attorney appropriate to their desires and geographic location.

     In July and August, 2001 we launched networks in the Miami-Dade and Tampa, Florida areas, respectively. Those networks, together with the one in Central Florida, generated net sales of $1,240,000 in the third quarter of 2001. In October 2001 we launched smaller networks in the West Palm Beach, Fort Myers / Naples, and Jacksonville, Florida, areas; and in November 2001 we launched a network in Atlanta, Georgia. Although we had these additional networks in operation during the fourth quarter 2001, net sales in the fourth quarter from the attorney marketing decreased to $1,189,000. Our operating costs were higher, though, primarily because of the additional television advertising required in these new markets and the costs of operating an outside sales force in more distant markets. Since the launch

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

of this business in June 2001, we have received cancellations from many of our member attorneys. As of March 22, 2002, approximately 81% of the members of Florida networks have opted to cancel their contracts prior to their full term. In determining the appropriate size of each geographic network, we relied upon estimates regarding the number of attorneys and the areas of practice that could be supported in terms of being able to provide member attorneys with a sufficient number of potential clients who would respond to our television advertising. Our estimates proved to be overstated with regard both to the number of attorneys and to the areas of practice that can be supported.

     In February 2002 we made a decision not to pursue our attorney marketing business model in additional markets after the launch of the Chicago and Boston networks. We instead are pursuing a model that is based on the concept of exclusive market licensing (EML) of our 1-800-ATTORNEY toll-free number and trademark assets in defined market areas. Our workforce for the 1-800-ATTORNEY business was realigned, including the elimination of four sales and two support staff that were required for the old business model, as well as an in-house attorney who performed our compliance research and analysis. With EML, we have two managers researching, planning, and selling and we expect to contract primarily with large, sophisticated, personal injury firms, who are already among the top broadcast advertisers in their respective markets. They will have rights to use our 1-800-ATTORNEY toll-free number and mark under an exclusive license for an area code, or group of contiguous area codes, using their own advertising and promoting their own name. Their advertising will be limited to a DMA (Direct Marketing Area as defined by Nielson Company) that approximates the area code group. Calls originating from the applicable area codes will be routed and terminated at the law firm's office or, if desired, we will sell them call-center services on a cost-plus basis. Marketing of this new business began in March 2002; no licensing contracts have been executed as of this report but a number of significant licenses are under discussion. In the meantime, we will continue activities under our existing contracts in Atlanta, Chicago, and Boston. In Florida, as contracts expire, generally one-year from the launch of the respective market, the markets will be converted to the EML model.

     Regulatory Matters

     While there are not governmental agencies or professional organizations that impose regulations uniquely upon privately operated attorney referral networks, control by a state or local bar can be imposed indirectly by means of rules that member attorneys must follow regarding solicitation and advertising. The rules vary among the states. We have consulted the rules of the states in which we do operate our network and advertise. We have endeavored to ensure that all of our advertising and methodology are in compliance with the applicable rules of the venues in which we operate. With the new EML model, the attorneys or law firms with whom we contract will be responsible for their own advertising and thus for compliance with the applicable rules of their bar.

     Backlog

     Backlog for our attorney marketing business consists of annual agreements for participation in our networks that have varying expirations through January 2003. As of March 1, 2002, our backlog was approximately $1,800,000. Nearly all of this backlog is scheduled to be recognized as revenues during the current fiscal year; however, we expect that some portion of the backlog will be lost as a result of future cancellations of existing contracts prior to their term.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

EMPLOYEES

     At March 7, 2002 we had 71 full-time employees in our combined companies. Our staff is divided into 12 people in administration, 41 in sales, 8 in sales management and administration, and 10 in production. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

                         RISK FACTORS AND UNCERTAINTIES

     An investment in our common stock involves a high degree of risk. Anyone should carefully consider the following risk factors and other information in this Form 10-KSB before investing in our common stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and investors may lose part or all of their investment.

     There are forward-looking statements in this Report that address matters that include our expectations with regard to our print directory business and our attorney marketing business. At the end of Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, we describe specific forward-looking statements and risks associated with them. In addition to these statements, trend analysis and other information including words such as "seek", "anticipate", "believe", "plan", "estimate", "expect", "intend" and other similar expressions are forward-looking statements. We may make other forward-looking statements either orally or in writing in the future. A reader of this Form 10-KSB should understand that it is not possible to predict or identify all such risk factors. Consequently, the reader should not consider this list to be a complete statement of all potential risks or uncertainties. We do not assume the obligation to update any risk factors or forward-looking statements. The following "Risk Factors" are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

RISKS RELATING TO OUR BUSINESS

IF WE CANNOT EFFECTIVELY MANAGE OUR EXISTING AND PLANNED BUSINESS, WE MAY INCUR OPERATING LOSSES

     We believe that our existing business of publishing bar association and proprietary attorney directories has limited growth opportunities. For this reason, our executive management is devoting substantial attention to our attorney marketing business and may significantly realign our directory business. The results to date of operations for our attorney marketing business have not been as planned and we have recently changed our business model. Since our initial public offering in 1996 we have incurred losses for each year. For the years ended December 31, 2001 and 2000, we sustained operating losses of $1,689,000 and $3,184,000 and net losses of $1,845,000 and $3,235,000, respectively.

BECAUSE WE DEPEND UPON THIRD PARTIES IN OUR PRINT DIRECTORY BUSINESS, THEIR FAILURE TO TIMELY AND RELIABLY PROVIDE SERVICES TO US MAY RESULT IN THE LOSS OF REVENUES

     In our print directory business, we subcontract all of the printing of our legal directories to independent printing companies. If printers delay the delivery of directories, this could have the consequence of causing bar associations, for which we are late in delivering directories, to terminate their agreements with us or of causing advertisers to cancel their media agreements with us and request

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

refunds of prepaid fees. Advertisers who are affected by delays in the delivery of directories, may also decline future advertising opportunities with us.

WE RELY UPON A THIRD PARTY IN OUR ATTORNEY MARKETING BUSINESS; THEIR FAILURE TO TIMELY AND RELIABLY PROVIDE SERVICES TO US COULD CAUSE OUR ATTORNEY MARKETING BUSINESS TO FAIL

     Our attorney marketing business is dependent upon a third party to manage our call center and customer services. To the extent that this third party does not effectively provide services, existing participating attorneys may lose confidence in our ability to provide an adequate and consistent number of referrals.

WE WILL FACE INTENSE COMPETITION IN ALL ASPECTS OF OUR BUSINESS THAT MAY RESULT IN FUTURE OPERATING LOSSES

     WE FACE COMPETITION FOR CONTRACTS FOR PRINT DIRECTORIES

     We compete for print directory contracts with a number of other publishers of bar membership directories, including LDP, a publisher of state bar directories, and Martindale-Hubbell that publishes what is considered to be the premier legal directory. Martindale-Hubbell is a well-recognized name to lawyers, which gives it an important competitive advantage. If we cannot compete effectively, we may suffer a significant decline in our print directory business in the future.

     OUR ATTORNEY MARKETING BUSINESS FACES INTENSE COMPETITION

     In our attorney marketing business, we face enormous competition from existing attorney referral networks, both for-profit and not-for-profit, and from attorneys who conduct their own advertising campaigns. Some of these competitors are spending substantial sums advertising their services and developing a brand-name recognition. Some of these entities also have significant other competitive advantages including extensive experience and being first-hand providers of legal services. Because of our lack of significant assets, we cannot afford much ineffectiveness in our initial efforts. See also the risk factors below that describe the hurdles our attorney marketing business faces.

IF OUR TELEVISION ADVERTISING CAMPAIGNS DO NOT RESULT IN SUFFICIENT USAGE OF OUR EXISTING ATTORNEY MARKETING NETWORKS BY THE PUBLIC, OUR ATTORNEY MARKETING BUSINESS MAY FURTHER SUFFER FROM CANCELLATIONS OF EXISTING CONTRACTS

     We have already incurred a substantial cancellation rate among participants in attorney networks that we have launched to date. As the number of participating attorneys has reduced, we have had to scale back our television advertising campaigns accordingly. If our advertising campaigns are unable to draw a sufficient number of consumers who want to utilize the services of our participating attorneys, we may see further cancellations.

OUR SALES CONTRACTS ARE CANCELABLE PRIOR TO THEIR ONE-YEAR TERM

     Our sales contracts for the attorney marketing business typically allow for cancellation by the attorney after six months. If existing member attorneys become dissatisfied with the results they receive from participation in our marketing network, they could cancel prior to one year and we would not realize the annual revenues that we expected from these cancelled contracts.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

WE HAVE RECENTLY CHANGED OUR BUSINESS MODEL FOR OUR ATTORNEY MARKETING BUSINESS AND THE NEW MODEL IS UNPROVEN

     The results of our initial business model for our attorney marketing business was unsatisfactory and we have discontinued expansion of it in favor of a new business model in which we grant exclusive licenses by market for use of our 1-800-ATTORNEY toll-free telephone number and trademark. We first began to market this new opportunity to attorneys in March 2002 and we have not entered into any license agreements as of the date of this report.

RISKS RELATING TO OUR COMMON STOCK

OUR STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET

     Our stock currently does not meet Nasdaq listing requirements for the SmallCap market with regard to the minimum bid price. We have been notified by Nasdaq that we have until August 13, 2002 to regain compliance, which is defined as the bid price of our common stock closing at $1.00 per share or more for a minimum of ten consecutive trading days. We have only limited ability to influence this factor, primarily through strategic decisions and our results of operations. Additionally, if we sustain material losses in the future, we could be at risk of delisting for reason of not meeting minimum requirements of net tangible assets or shareholders' equity. Our stock may suffer a reduction in price and liquidity if it is delisted by Nasdaq.

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

     Factors that could cause our common stock price to be volatile may include:

o    a limited number of shares in the "float"
o    actual or anticipated variations in quarterly operating results,
o    announcements of results concerning our attorney marketing business,
o    new products or services,
o changes in how the market perceives us and how it perceives the nature of our business,
o    announcements by us or competitors of significant acquisitions,
o    strategic partnerships or joint ventures,
o    additions or departures of key personnel, and
o    sales of common stock.

Some of these factors are beyond our control. These factors may reduce the market price of our common stock, regardless of our operating performance.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

WE MAY BE CONTROLLED BY OUR CHIEF EXECUTIVE OFFICER AND AS A RESULT, HIS CONTROL MAY REDUCE THE PRICE OF OUR COMMON STOCK

     Mr. Matt Butler, CEO and chairman of our board of directors, owns approximately 5% of our outstanding common stock and has a proxy to vote an additional 16% owned by our former president and chairman. As a practical matter, he may have sufficient voting power to control the outcome of matters submitted to our shareholders for approval, including the election of directors and any merger, consolidation or sale of substantially all of our assets. The concentration of ownership and voting power of our common stock could affect any proxy contest, merger, tender offer or purchases of our common stock. This may have the effect of decreasing the market price of our common stock.

ITEM 2.   PROPERTIES

     Our corporate headquarters occupy approximately 21,500 square feet in an eleven-year-old two-story concrete building located at 186 Attorneys.com Court, Lake Helen, Florida, 32744. We purchased the building and approximately three acres of land for approximately $900,000 in September 1996. As a result of improvements and modifications we made to enhance the property's usefulness to us, our investment on a cost basis was approximately $1,015,000 at December 31, 2001. In December 1996 we obtained mortgage financing of $800,000 on the property. Payments of principal and interest are approximately $6,500 monthly. See Note 5 to "Notes to Consolidated Financial Statements."

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

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

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

                                    High             Low
                                    ------           ------
2000     First Quarter              6.688            2.000
         Second Quarter             4.875            1.750
         Third Quarter              3.688            1.313
         Fourth Quarter             2.734            0.500

2001     First Quarter              1.313            0.656
         Second Quarter             2.700            1.070
         Third Quarter              1.930            1.190
         Fourth Quarter             1.200            0.600

     As of March 12, 2002, there were 5,374,715 shares of common stock outstanding (net of 1,887,551 shares held in treasury) held by 84 shareholders of record. Many shareholders hold their shares in "street name." Our transfer agent advised us that as of March 7, 2002 there were approximately 1,023 beneficial owners of our common stock in addition to the shareholders of record.

     We did not pay dividends on our common stock in 2001 or 2000 and we do not anticipate paying any dividends in the foreseeable future.

     Sales of Unregistered Securities during the period covered by this report

     During the period covered by this report, the following persons and entities acquired shares of our common stock and other securities from us as set forth in the table below:

                                                 Class of                            Amount of
Shareholder                             Date     Securities                    Securities Sold            Consideration
------------------------------------------------------------------------------------------------------------------------
Pondel / Wilkinson Group               1/31/01   Common stock                            3,390        Consideration for
                                                                                                  professional services

Pondel / Wilkinson Group               2/28/01   Common stock                            3,386        Consideration for
                                                                                                  professional services

Pondel / Wilkinson Group               3/31/01   Common stock                            3,300        Consideration for
                                                                                                  professional services

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

     Sales of Unregistered Securities during the period covered by this report (continued)

                                                 Class of                            Amount of
Shareholder                             Date     Securities                    Securities Sold            Consideration
------------------------------------------------------------------------------------------------------------------------
Pondel / Wilkinson Group               4/30/01   Common stock                            3,099        Consideration for
                                                                                                  professional services

Pondel / Wilkinson Group               5/31/01   Common stock                            2,302        Consideration for
                                                                                                  professional services

Hydrogen Media, Inc.                   6/25/01   Common stock                           75,457        Consideration for
                                                                                                   web site development
                                                                                                               services

Pondel / Wilkinson Group               6/30/01   Common stock                            2,143        Consideration for
                                                                                                  professional services

Pondel / Wilkinson Group               7/31/01   Common stock                            2,479        Consideration for
                                                                                                  professional services

Steven Hirsch                          8/3/01    Common stock                           375,000                $625,000

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

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Comparison of Years Ended December 31, 2001 and 2000

     The table below shows the changes in our results of operations for the years ended December 31, 2001 and 2000:

                                             Year ended                  Year ended                 Change      Change
                                         December 31, 2001            December 31, 2000              in $s        as %
                                     ---------------------------  --------------------------   ---------------------------
Net sales                               $ 6,891,320     100.0%       $ 5,001,284     100.0%       $ 1,890,036    37.8%
Costs and expenses:
     Production                           2,110,060      30.6%         1,781,775     35.6%            328,285    18.4%
     Marketing and selling                3,932,052      57.1%         3,148,091     62.9%            783,961    24.9%
     Depreciation and amortization          523,127       7.6%           438,048      8.8%             85,079    19.4%
     General and administrative           2,015,060      29.2%         2,816,952     56.3%           (801,892)  (28.5%)
                                     ---------------------------  --------------------------   ---------------
                                          8,580,299     124.5%         8,184,866    163.6%            395,433     4.8%
                                     ---------------------------  --------------------------   ---------------
Loss from operations                    $(1,688,979)    (24.5%)      $(3,183,582)   (63.6%)       $ 1,494,603   (46.9%)

     Net sales in 2001 increased from that in 2000 because of the contribution of our new attorney marketing business. Net sales for this business, which began to recognize revenues in June 2001, were $2,540,000 in 2001. Net sales from print directory and related operations decreased $650,000 or 13.0% to $4,351,000 in 2001 from $5,001,000 in 2000 primarily as a result of a reduction in the number of directories published. In 2001 we published 69 directories with average advertising sales per directory of $61,000 as compared to publishing 86 directories having average advertising sales per directory of $54,000 in 2000. More than 20 directories published in 2000 were cancelled due to insufficient sales. We published 26 of our proprietary Legal Source attorney directories in 2001 having average advertising sales of $60,000 each; in 2000 we published 15 Legal Source directories having average advertising sales of $39,000 each. Net sales for our online vendor directory that is sold in conjunction with our print advertising sales were $159,000 in 2001 as compared to $358,000 in 2000, reflecting a lower level of resource and effort applied to sales of online advertising in 2001.

     The increase in production costs in 2001 over that in 2000 can be attributed to $399,000 of expense to operate our telephone call center for our attorney marketing business. We contract this operation to Futuredontics, Inc. in Los Angeles, Calfornia, a company having more than 15 years of experience from the operation of its own call center for its dental referral business (1-800-DENTIST). Our call center costs were 15.8% of net sales for the attorney marketing business. Production costs for our print directory operations were 39.3% of related revenues in 2001, compared to 33.6% in 2000. This increase in 2001 occurred primarily in labor and distribution costs and is related to the increase in the number of our Legal Source publications in 2001, as described in the paragraph immediately above. These directories require more in-house labor to prepare and have higher costs of distribution than do the directories that we publish for bar associations, for which distribution costs are usually borne or reimbursed to us by the association.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------

     The increase in marketing and selling expense in 2001 over that in 2000 can be attributed to $949,000 of expense for airing our television commercials in our attorney marketing business. In addition to the expense for airtime, we spent $182,000 for the production of television commercials. Marketing and selling expense for our print directory operations was $1,991,000 or 45.7% of related net sales in 2001 as compared to $2,247,000 or 44.9% of net sales in 2000.

     Depreciation and amortization expense increased in 2001 from 2000 due to the amortization of development costs for a new web site intended for use with our attorney marketing business. In 2001 we recognized $243,000 of such expense compared to $60,000 in 2000. The initial concept of a web-based business model began in the last half of 1999; rights to the Internet web site address "attorneys.com" was purchased in November 1999. During 2000 we entered into numerous agreements relating to the development of a new web site initially to have the primary address of "attorneys.com" and later to be accessible also at "1-800-attorney.com" and other close forms of those addresses. Altogether, we incurred $988,000 of costs relating to the development of this new web site that was launched in November 2001. As of December 31, 2001 $578,000 of this cost represented the unamortized balance which is included as a part of intangible assets.

     General and administrative expense decreased both in dollars and as a percentage of net sales in 2001 from 2000. In 2001 the Company expensed $218,000 for professional services other than legal and accounting, compared to $1,108,000 in 2000. Of this $890,000 difference, $806,000 is attributable to fees paid to McKinsey & Company in 2000 for services related to the development of a business plan. Another $35,000 was paid in 2000 to firms that conducted focus groups in conjunction with the work done by McKinsey & Company.

     For the year ended December 31, 2001, our print directory and related operations posted a loss from operations of $319,000 and our attorney marketing business posted a loss of $1,370,000.

     During 2001 we recognized $200,000 of non-cash expense relating to the write-down of an equity interest in AroundCampus, Inc. that we hold in connection with our sale of a former subsidiary in 1998. This is included on the line "Other income (expense), Other" in the Consolidated Statements of Operations. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------

Comparison of Quarters Ended December 31, 2001 and 2000

         Our results of operations for the fourth quarters of 2001 and 2000 are shown in the table below:

                                           Quarter ended                Quarter ended                 Change    Change
                                           Dec. 31, 2001                Dec. 31, 2000                  in $s      As %
                                     --------------------------    -------------------------  --------------------------
Net sales                                $2,265,091   100.0%           $1,263,666   100.0%       $ 1,001,425    79.2%
Costs and expenses:
     Production                             466,360    20.6%              445,368    35.2%            20,992     4.7%
     Marketing and selling                1,371,520    60.5%              719,094    56.9%           652,426    90.7%
     Depreciation and amortization          144,928     6.4%              153,795    12.2%            (8,867)   (5.8%)
     General and administrative             543,671    24.0%              504,435    39.9%            39,236     7.8%
                                     --------------------------    -------------------------  ---------------
                                          2,526,479   111.5%            1,822,692   144.2%           703,787    38.6%
                                     --------------------------    -------------------------  ---------------
Loss from operations                       (261,388)  (11.5%)            (559,026)  (44.2%)          297,638   (53.2%)
Other income, net                             6,679     0.3%               26,275     2.1%           (19,596)  (74.6%)
                                     --------------------------    -------------------------  ---------------
Net loss                                 $ (254,709)  (11.2%)         $  (532,751)  (42.1%)      $   278,042   (52.2%)
                                     ===============               ===============
Net loss per common share            $       (0.05)                $       (0.10)
                                     ===============               ===============
Shares used in calculation                5,616,466                     5,095,992
                                     ===============               ===============

     Net sales for the fourth quarter of 2001 include $1,189,000 from the attorney marketing business. Net sales for the print directory operations decreased 14.9% to $1,076,000 in the fourth quarter of 2001 from $1,264,000 in the fourth quarter of 2000 primarily as a result of a reduction in the number of directories published. In the last quarter of 2001 we published 13 directories with average advertising sales per directory of $80,000; in the same period in 2000 we published 17 directories with average advertising sales per directory of $71,000.

     Fourth quarter 2001 production costs included $110,000 for call center operations relating to our attorney marketing business; there were no such costs in 2000. Print directory production costs decreased $89,000 or 20.0% to $356,000 in the fourth quarter of 2001 from $445,000 in the same period of 2000. The gross margin for print directory operations increased to 66.9% in the last quarter of 2001 from 64.8% in the same period of 2000; the improvement was realized from lower printing costs.

     Fourth quarter 2001 marketing and selling expense includes $868,000 relating to our attorney marketing business. Of this, $537,000 is for the airing of our 1-800-ATTORNEY television commercials, $67,000 is for the production of television commercials, and $181,000 is payroll expense. Marketing and selling expense relating to our print directory operations were 46.8% of related net sales in the fourth quarter of 2001, as compared to 43.4% in the fourth quarter of 2000; most of the increase in this percentage in 2001 related to payroll expense. The dollar amount of payroll expense decreased in 2001; however, it did not do so proportionately to the decrease in net sales.

     While amortization expense relating to development costs for the new web site intended for use with our attorney marketing business increased $59,000 in the fourth quarter of 2001 from the same period 2000, this increase was more than offset by decreases in depreciation expense. Please see the paragraph discussing depreciation and amortization expense above in the year-to-year comparison of operating results for more information regarding these expenses.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

RESULTS OF OPERATIONS (CONTINUED)
---------------------

     The primary cause for the increase in general and administrative expense in the fourth quarter of 2001 from that in the fourth quarter of 2000 was an increase in payroll expense. A secondary cause for the increase is higher costs for our liability and group health insurances.

     For the quarter ended December 31, 2001, our print directory and related operations posted a loss from operations of $30,000 and our attorney marketing business posted a loss of $231,000. In the fourth quarter of 2000 the attorney marketing business was not operating as a separate segment; however, management attributed $387,000 of the $559,000 loss from operations as related to the development of the attorney marketing business; $172,000 of the operating loss was attributed to the print directory business.

     On January 18, 2002, our former president and CEO who had founded the company in 1993 resigned and a member of our board of directors was appointed to those positions. With a view to turning the company to positive cash flow and profitability, our new CEO is setting our focus more than before on "bottom line" results rather than revenue growth. We recognize that our print directory business has limited growth opportunities; for this reason, we may significantly realign this business in 2002, reducing it to those directories that are most profitable and downsizing our staff accordingly. Our attorney marketing business is being redirected from the business plan it has followed and that has been unsuccessful to a new business model that is based on the concept of exclusive market licensing of our 1-800-ATTORNEY toll-free telephone number and trademark. Our workforce for the 1-800-ATTORNEY business was realigned, including the elimination of four sales and one support staff that was required for the old business model, as well as an in-house attorney who performed our compliance research and analysis. While these actions and others that may yet be taken will have a negative impact on revenues, we believe they will have a positive impact on earnings and shareholders' equity. See Item 1 - Business for additional information regarding our print directory and attorney marketing businesses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our balance of cash and cash equivalents at December 31, 2001 was nearly unchanged from that at December 31, 2000 in spite of our net loss in 2001 primarily because of three factors. We received $625,000 in cash from the sale of unregistered common stock of the Company in 2001; we incurred non-cash depreciation and amortization expense in 2001 of $523,000; and deferred revenues increased $520,000 during 2001. We also incurred non-cash expense in 2001 relating to (i) bad debt expense of $219,000, (ii) a write-down of $200,000 relating to an equity interest in AroundCampus, Inc., and (iii) costs of $149,000 for certain goods and services that we procured through the exchange of unregistered common stock and stock warrants.

     Most of our December 31, 2001 balance of cash and cash equivalents was invested in U.S. treasury bills that matured on January 3, 2002 and has since been maintained in a money market fund.

     Our principal debt is a mortgage relating to our land and building purchased in September 1996 for use as our corporate headquarters. The balance due on the mortgage as of December 31, 2001 was $533,000. The mortgage agreement requires us, among other provisions, to maintain minimum levels of funds flow; this covenant was not met as of and for the year ended December 31, 2001. The mortgagor did not agree to our request for a waiver of this requirement and the note may be called and become due and payable in full by the mortgagor at any time. As of the time of this report, we plan to pay the note

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

and not seek re-financing if that event occurs. Additional information concerning the mortgage is included in Note 5 of the Notes to Consolidated Financial Statements.

     On January 18, 2002 the Company accepted the resignation of its former president and entered into a severance agreement that terminated and superseded his employment agreement. Pursuant to the severance agreement the Company paid a lump-sum severance payment of $50,000 and an additional $150,000 in exchange for 216,138 shares of Company common stock. The Company sold to the former president an automobile at fair value in exchange for an equivalent fair market value of shares of Company common stock. On January 18, 2002 the Company and the former president entered into a consulting and confidentiality agreement that expires on December 31, 2004. Under the consulting and confidentiality agreement, the Company paid a lump-sum payment of $50,000 and is required to make monthly cash payments of $6,250 from September 15, 2002 through December 15, 2004. The Company also agreed to pay the former president's group health insurance coverage for him and his dependents for an 18-month period, and to reimburse him for all business expenses reasonably incurred in the performance of his services under the agreement.

     In addition to the cash requirements relating to the severance described above, from January 1 through March 8, 2002, we had to draw $405,000 from the cash reserves we maintain in a money market account in order to fund our operations. We have taken actions to reduce our expenses, including a reduction of staff by approximately 18% since the beginning of 2002.

     WE CANNOT ASSURE THAT OUR EXISTING CASH BALANCES ARE SUFFICIENT TO MEET OUR WORKING CAPITAL NEEDS FOR MORE THAN THE NEXT 12 MONTHS, NOR CAN WE ASSURE WE WILL BE ABLE TO RAISE ADDITIONAL CAPITAL AT DESIRABLE LEVELS OF DILUTION IF WE DECIDE THAT WE NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR PLANS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions (see Note 1 to the consolidated financial statements). Valuations based upon estimates are reviewed for reasonableness and conservatism and consistently applied. Actual results could differ from those estimates and such differences may be material to the financial statements.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Directories in Progress

Costs accumulated under directories in progress are stated at estimated costs, not in excess of estimated realizable value. Our estimate is calculated as a percentage of applicable deferred revenue. Our consideration of a realignment of our print directory business in 2002 could require us to re-evaluate our estimates of directories in progress and result in a charge to income of a portion of the accumulated costs.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
------------------------------------------

Intangible Assets

Intangible assets are comprised of web site development costs, the rights to use a particular toll-free telephone number (1-800-ATTORNEY) and Internet web site addresses. These assets are recorded at cost and amortized over their estimated useful lives, which are either 30 or 60 months, using the straight-line method. In January 2000 we wrote off the value of a particular intangible asset before it had reached the end of the useful life that we had previously estimated (see
Note 3 to "Notes to Consolidated Financial Statements.") A change in our estimate of the useful life of an intangible asset could result in a material non-cash charge to income.


FORWARD-LOOKING STATEMENTS
--------------------------

     The statements made above relating to a view to turning the company to positive cash flow and profitability, to a focus more than before on "bottom line" results rather than revenue growth, and to our belief that certain recent and future actions will have a positive impact on earnings and shareholders' equity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to identify and successfully implement strategies and actions that, while reducing expenses, do not also reduce revenues even more so as to negatively impact earnings, 2) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 3) continued high rates of cancellation of existing attorney marketing sales contracts before their one-year term by attorneys who chose to exercise that option, 4) unexpected downturns in our print directory business, including national and local economic factors that will reduce advertising sales, 5) our reliance upon the performance of third parties upon whom we have limited influence or control, 6) whether the capital markets would find our current business or our business plans acceptable for investment, 7) the intense competition we face both in our current and planned businesses and in the market for raising additional capital, and 8) our ability to convince sources of capital that our management is able to carry out its new business strategy.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

ITEM 7.   FINANCIAL STATEMENTS




                                    Contents


Report of Independent Certified Public Accountants..........................23

Consolidated Financial Statements

Consolidated Balance Sheets.................................................24
Consolidated Statements of Operations.......................................25
Consolidated Statements of Shareholders' Equity.............................26
Consolidated Statements of Cash Flows.......................................27
Notes to Consolidated Financial Statements..................................29

               Report of Independent Certified Public Accountants

The Board of Directors
1-800-ATTORNEY, Inc.

We have audited the accompanying consolidated balance sheets of 1-800-ATTORNEY, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1-800-ATTORNEY, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                       /s/ ERNST & YOUNG LLP

Orlando, Florida
March 8, 2002

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

                              1-800-ATTORNEY, Inc.
                           Consolidated Balance Sheets

                                                                                                  DECEMBER 31
ASSETS                                                                                    2001                   2000
                                                                                      ------------           ------------
Current assets:
   Cash and cash equivalents                                                          $  2,227,499           $  2,164,714
   Restricted cash                                                                            --                   31,871
   Accounts receivable, less allowance for doubtful accounts of $179,591 and
     $121,223 in 2001 and 2000, respectively                                               218,144                235,571
   Directories in progress                                                                 238,279                270,071
   Prepaid expenses                                                                        207,571                163,786
                                                                                      ------------           ------------
Total current assets                                                                     2,891,493              2,866,013

Property and equipment, net                                                              1,011,021              1,138,379
Investment in AroundCampus, Inc.                                                              --                  200,000
Intangible assets, net                                                                     959,542              1,208,281
Deferred tax asset                                                                          78,000                 85,000
Other assets                                                                                 3,695                  5,095
                                                                                      ------------           ------------
Total assets                                                                          $  4,943,751           $  5,502,768
                                                                                      ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $    328,578           $    258,844
   Accrued expenses                                                                        136,396                167,067
   Deferred revenue                                                                      1,247,708                727,651
   Deferred tax liability                                                                   78,000                 85,000
   Mortgage payable                                                                        533,333                 53,333
                                                                                      ------------           ------------
Total current liabilities                                                                2,234,015              1,291,895

Notes payable                                                                              100,000                100,000
Mortgage payable after one year                                                               --                  533,334
                                                                                      ------------           ------------
Total liabilities                                                                        2,334,015              1,925,229

Commitment and contingencies:

Shareholders' equity:
   Common stock, no par value:
     15,000,000 shares authorized; 5,616,466 and 5,123,410 shares
     issued and outstanding in 2001 and 2000, respectively                              10,659,738              9,897,014
   Paid-in capital for stock warrants                                                      238,316                213,933
   Accumulated deficit                                                                  (7,196,481)            (5,351,087)
   Unearned compensation, net                                                                 --                     (484)
   Treasury stock, 1,645,800 shares; at cost                                            (1,181,837)            (1,181,837)
                                                                                      ------------           ------------
Total shareholders' equity                                                               2,519,736              3,577,539
                                                                                      ------------           ------------
Total liabilities and shareholders' equity                                            $  4,943,751           $  5,502,768
                                                                                      ============           ============

See accompanying notes

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

                              1-800-ATTORNEY, Inc.
                      Consolidated Statements of Operations

                                                                                          Year ended December 31
                                                                                         2001                  2000
                                                                                     ---------------------------------
Net sales                                                                            $ 6,891,320           $ 5,001,284

Costs and expenses:
   Production                                                                          2,110,060             1,781,775
   Marketing and selling                                                               3,932,052             3,148,091
   Depreciation and amortization                                                         523,127               438,048
   General and administrative                                                          2,015,060             2,816,952
                                                                                     -----------           -----------
                                                                                       8,580,299             8,184,866
                                                                                     -----------           -----------
Loss from operations                                                                  (1,688,979)           (3,183,582)

Other income (expenses):
   Interest expense                                                                      (38,021)              (55,656)
   Interest income                                                                        77,105               167,935
   Other                                                                                (195,499)               19,932
                                                                                     -----------           -----------
                                                                                        (156,415)              132,211

Loss before cumulative effect of change in accounting principle                       (1,845,394)           (3,051,371)

Cumulative effect of change in accounting principle                                         --                (183,845)
                                                                                     -----------           -----------
Net loss                                                                             $(1,845,394)          $(3,235,216)
                                                                                     ===========           ===========

Loss per common share before cumulative effect of change in accounting
   principle--basic and diluted                                                      $     (0.35)          $     (0.66)
Cumulative effect of change in accounting principle                                         --                   (0.04)
                                                                                     -----------           -----------
Net loss per common share--basic and diluted                                         $     (0.35)          $     (0.70)
                                                                                     ===========           ===========

Pro forma amounts assuming the accounting change is applied retroactively:
Net loss                                                                             $      --             $(3,051,371)
                                                                                     ===========           ===========
Net loss per common share--basic and diluted                                         $      --             $     (0.66)
                                                                                     ===========           ===========

Shares used in computation of net loss per common share--basic and diluted             5,343,364             4,599,012
                                                                                     ===========           ===========

See accompanying notes.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

                              1-800-ATTORNEY, Inc.
                 Consolidated Statements of Shareholders' Equity

                                                                                        Paid-in
                                                                 Common Stock         Capital for
                                                         --------------------------      Stock     Accumulated
                                                            Shares         Amount       Warrants      Deficit
                                                         ------------------------------------------------------
Balance at January 1, 2000                                 3,290,720    $ 5,914,416   $    26,208   $(2,115,871)
   Sale of unregistered common stock                         905,513      2,251,620          --            --
   Issuance of unregistered common stock in exchange
     for goods and services                                  881,477      1,639,773          --            --
   Issuance of stock warrants in exchange for goods
     and services                                               --             --         187,725          --
   Exercise of stock warrants                                 25,000         42,187          --            --
   Shares issued under Stock Option Plan                      32,200         49,018          --            --
   Amortization of unearned compensation                        --             --            --            --
   Acquisition of common stock for treasury                  (11,500)          --            --            --
   Net loss                                                     --             --            --      (3,235,216)

                                                         ------------------------------------------------------
Balance at December 31, 2000                               5,123,410      9,897,014       213,933    (5,351,087)
   Sale of unregistered common stock                         375,000        625,000          --            --
   Issuance of unregistered common stock in exchange
     for services                                             95,556        125,056          --            --
   Issuance of stock warrants in exchange for services          --             --          24,383          --
   Shares issued under Stock Option Plan                      22,500         12,668          --            --
   Amortization of unearned compensation                        --             --            --            --
   Net loss                                                     --             --            --      (1,845,394)
                                                         ------------------------------------------------------
Balance at December 31, 2001                               5,616,466    $10,659,738   $   238,316   $(7,196,481)
                                                         ======================================================

                                                           Unearned      Treasury
                                                         Compensation      Stock          Total
                                                         -----------------------------------------
Balance at January 1, 2000                               $    (2,687)   $(1,158,702)   $ 2,663,364
   Sale of unregistered common stock                            --             --        2,251,620
   Issuance of unregistered common stock in exchange
     for goods and services                                     --             --        1,639,773
   Issuance of stock warrants in exchange for goods
     and services                                               --             --          187,725
   Exercise of stock warrants                                   --             --           42,187
   Shares issued under Stock Option Plan                        --             --           49,018
   Amortization of unearned compensation                       2,203           --            2,203
   Acquisition of common stock for treasury                     --          (23,135)       (23,135)
   Net loss                                                     --             --       (3,235,216)
                                                         -----------------------------------------
Balance at December 31, 2000                                    (484)    (1,181,837)     3,577,539
   Sale of unregistered common stock                            --             --          625,000
   Issuance of unregistered common stock in exchange
     for services                                               --             --          125,056
   Issuance of stock warrants in exchange for services          --             --           24,383
   Shares issued under Stock Option Plan                        --             --           12,668
   Amortization of unearned compensation                         484           --              484
   Net loss                                                     --             --       (1,845,394)

                                                         -----------------------------------------
Balance at December 31, 2001                             $      --      $(1,181,837)   $ 2,519,736
                                                         =========================================

See accompanying notes.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

                              1-800-ATTORNEY, Inc.
                      Consolidated Statements of Cash Flows

                                                                                           Year ended December 31
                                                                                         2001                  2000
                                                                                     -----------           -----------
Cash flows from operating activities
Net loss                                                                             $(1,845,394)          $(3,235,216)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       523,127               438,048
     Gain on sale of equipment                                                              --                  (8,409)
     Accretion of unearned compensation                                                      484                 2,203
     Bad debt expense                                                                    218,639               127,478
     Exchange of unregistered common stock for goods and services                        125,056               722,763
     Exchange of stock warrants for goods and services                                    24,383                86,725
     Exchange of advertising for machinery and equipment                                 (12,477)               (4,899)
     Write-down of investment in AroundCampus, Inc.                                      200,000                  --
       Decrease (increase) in restricted cash                                             31,871               (31,871)
       Increase in accounts receivable                                                  (201,212)             (116,097)
       Decrease (increase) in directories in progress                                     31,792              (105,762)
       Increase in intangible, prepaid expenses and other assets                        (152,897)             (231,265)
       Increase (decrease) in accounts payable                                            67,734               (32,954)
       (Decrease) increase in accrued expenses                                           (30,671)               41,039
       Increase in deferred revenue                                                      520,057               235,077
                                                                                     -----------           -----------
Net cash used in operating activities                                                   (497,508)           (2,113,140)

Cash flows from investing activities
Proceeds from the sale of equipment                                                         --                  11,000
Purchases of property and equipment                                                      (24,042)              (53,182)
                                                                                     -----------           -----------
Net cash used in investing activities                                                    (24,042)              (42,182)

Cash flows from financing activities
Proceeds from the exercise of stock options                                               12,688                49,018
Proceeds from the sale of unregistered common stock                                      625,000             2,251,620
Repayment of mortgage principal                                                          (53,333)              (53,333)
Purchase of treasury shares                                                                 --                 (23,135)
                                                                                     -----------           -----------
Net cash provided by financing activities                                                584,335             2,224,170
                                                                                     -----------           -----------
Net increase in cash and cash equivalents                                                 62,785                68,848
Cash and cash equivalents at beginning of year                                         2,164,714             2,095,866
                                                                                     -----------           -----------
Cash and cash equivalents at end of year                                             $ 2,227,499           $ 2,164,714
                                                                                     ===========           ===========

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

                              1-800-ATTORNEY, Inc.
                Consolidated Statements of Cash Flows (continued)

                                                                               Year ended December 31
                                                                               2001              2000
                                                                             --------          --------
Supplemental cash flow information

Cash paid during the period for:
    Interest                                                                 $ 35,536          $ 55,013
                                                                             ========          ========

Supplemental noncash activities:

   Exchange of advertising for supplies and services                         $ 39,662          $ 37,962
                                                                             ========          ========

   Exchange of advertising for machinery and equipment                       $ 12,477          $  4,899
                                                                             ========          ========

   Exchange of stock warrants for intangible property                        $   --            $101,000
                                                                             ========          ========

   Exchange of unregistered common stock for intangible property             $   --            $917,010
                                                                             ========          ========

See accompanying notes.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

1-800-ATTORNEY, Inc. (ATTY) (formerly Attorneys.com, Inc. until June 1, 2001, and The Publishing Company of North America, Inc. (PCNA) until June 5, 2000) began operations on September 30, 1993. The primary business activity of ATTY is publishing membership directories for bar associations and selling advertising in those directories. ATTY markets its directories to associations throughout the continental United States. ATTY also operates an attorney referral or marketing business that was launched in June 2001. In March 2002 ATTY began development of a program under which attorneys or law firms may license exclusive use of the 1-800-ATTORNEY toll-free number within designated market areas.

On October 14, 1998, PCNA Communications Corporation was incorporated as a wholly-owned subsidiary of ATTY. Effective January 1, 1999, PCNA transferred substantially all of its print directory operations into this subsidiary. On February 15, 1999, Attorneys Online, Inc. was incorporated as a wholly-owned subsidiary of PCNA. Attorneys Online, Inc. had no operations prior to its dissolution in July 2001.

CONSOLIDATION

The consolidated financial statements include the accounts of ATTY, PCNA Communications Corporation and Attorneys Online, Inc. since their respective dates of incorporation (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and equivalents at December 31, 2001 are $1,700,000 in U.S. Treasury bills recorded at fair value that approximates cost, which matured on January 3, 2002. Included in cash and cash equivalents at December 31, 2000 is a $1,900,000 Federal Home Loan Bank discount note recorded at fair value that approximates cost, which matured on January 26, 2001.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 2000, the Company had approximately $32,000 in a money market account administrated by its outside counsel as escrow agent for certain advance payments made in connection with the Company's attorney group marketing business. The escrowed funds were released to the Company on May 9, 2001.

ACCOUNTS RECEIVABLE

Accounts receivable are comprised primarily of amounts due from advertisers in the bar association directories and the online vendor directory. The Company's allowance for doubtful accounts is estimated by management as a percentage of sales. The percentages used at December 31, 2001 and 2000 were 4.5% and 5.0%, respectively. All amounts outstanding in excess of six months are written off.

DIRECTORIES IN PROGRESS

Costs accumulated under directories in progress are stated at estimated costs of selling advertising not yet published and are primarily salaries and commissions, not in excess of estimated realizable value based upon historical data.

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

INVESTMENT IN AROUNDCAMPUS, INC.

The investment in AroundCampus, Inc. (ACI) (formerly College Directory Publishing Corporation) was accounted for on the cost basis as the Company did not participate in ACI's management. This investment is comprised of 440,040 shares of common stock of ACI, $0.001 par value per share. In April 2001, the Company's management decided, based upon discussions with ACI's management, that it was unlikely that the Company would realize any benefit from its equity interest in ACI. The carrying value of this investment ($200,000) was written off as an Other expense, in the 2001 statements of operations.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets are comprised of web site development costs, rights to use a particular toll-free telephone number (1-800-ATTORNEY) and Internet web site addresses. The web site development costs, capitalized in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs, toll-free telephone number and Internet web site addresses are recorded at cost. Intangible assets are amortized over the estimated useful lives of the assets, which are either 30 or 60 months, using the straight-line method.

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

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

During 2001 and 2000, advertising sales from the publication of any one directory did not exceed 10% of the revenues of the Company.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BARTER TRANSACTIONS

The Company engages in nonmonetary trades of advertising space in exchange for goods or services. For the years ended December 31, 2001 and 2000, nonmonetary barter transactions totaled $52,000 and $43,000 respectively. These barter transactions are recorded at the estimated fair value of the asset or services received in accordance with FAS No. 29, Accounting for Nonmonetary Transactions.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SHIPPING AND HANDLING COSTS

The costs of shipping and handling are included in production costs on the consolidated statements of operations. For the years ended December 31, 2001 and 2000, shipping and handling costs were $374,152 and $261,822 respectively.

ADVERTISING COSTS

The costs of advertising are expensed as incurred. For the years ended December 31, 2001 and 2000, advertising costs included in marketing and selling costs were $1,173,591 and $400,118, respectively. These include costs for the production and airing of television commercials related to the Company's attorney marketing business, which were $1,131,259 in 2001 and $359,640 in 2000.

STOCK-BASED COMPENSATION

The Company has elected to follow the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. As discussed in Note 7, the alternative fair value accounting of stock options provided for under FAS No. 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will apply the new accounting rules beginning January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company does not expect the adoption of FAS 142 to materially impact its results of operations or financial position.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        December 31
                                                 2001                  2000
                                             -----------           -----------

         Land                                $   255,000           $   255,000
         Building                                760,387               760,387
         Machinery and equipment                 726,883               695,023
         Office furniture and equipment           85,762                84,082
         Purchased software                      135,077               132,100
                                             -----------           -----------
                                               1,963,109             1,926,592
         Less accumulated depreciation          (952,088)             (788,213)
                                             -----------           -----------
                                             $ 1,011,021           $ 1,138,379
                                             ===========           ===========


For the years ended December 31, 2001 and 2000, depreciation expense was approximately $164,000 and $183,000, respectively.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

3. INTANGIBLE ASSETS

In January 2000, the Company acquired the rights to use a particular toll-free telephone number in exchange for stock warrants having an aggregate value of $101,000. In April 2000, the Company acquired the rights to use a second toll-free telephone number, in exchange for unregistered shares of Company stock having an aggregate value of $557,010. During 2000, in conjunction with the further development of the Company's attorney referral business plan, management determined it no longer intended to use the first toll-free telephone number acquired and expensed the remaining unamortized cost of $90,500. This write-off is included in amortization expense in 2000.

Intangible assets consist of the following:
                                                        December 31
                                                 2001                  2000
                                             -----------           -----------

         Web site development costs          $   759,077           $   648,565
         Toll-free telephone number              557,010               557,010
         Internet web site addresses             150,587               150,587
                                             -----------           -----------
                                               1,466,674             1,356,162
         Less accumulated amortization          (507,132)             (147,881)
                                             -----------           -----------
                                             $   959,542           $ 1,208,281
                                             ===========           ===========


For the years ended December 31, 2001 and 2000, amortization expense was approximately $359,000 and $255,000, respectively.

4. INCOME TAXES

At December 31, 2001, the Company had available net operating loss carryforwards of approximately $5,527,041 for federal income tax purposes, which begin to expire in 2011. Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

The reconciliations of income tax computed at the U.S. federal statutory rates to income tax expense are as follows:

                                                                             December 31
                                                                     2001                  2000
                                                                 -----------           -----------
         Income taxes computed at the federal statutory
           rate of 34%                                           $  (627,434)          $(1,099,973)
         State income taxes, net of federal benefit                  (63,596)             (117,018)
         Non deductible items and other                               31,767               275,103
         Change in valuation allowance                               659,263               941,888
                                                                 -----------           -----------
         Total                                                   $      --             $      --
                                                                 ===========           ===========

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

4. INCOME TAXES (CONTINUED)


The components of the deferred income tax asset and liability are as follows:

                                                                December 31
                                                         2001                  2000
                                                     -----------           -----------
         Deferred tax assets:
            Property and equipment                   $    18,830           $      --
            Allowance for doubtful accounts               67,580                45,616
            Net operating loss carryforward            2,004,566             1,596,618
            Unearned compensation                         12,041                11,859
            Unrealized loss on investment                 75,260                  --
            Other                                          7,308                 6,126
                                                     -----------           -----------
                                                       2,185,585             1,660,219
         Valuation allowance                          (1,792,675)           (1,133,412)
                                                     -----------           -----------
         Total deferred tax assets                       392,910               526,807

         Deferred tax liabilities:
            Prepaid expenses                              (2,964)               (2,866)
            Property and equipment                          --                 (19,961)
            Directories in progress                      (89,664)             (101,628)
            Intangible assets                           (300,282)             (402,352)
                                                     -----------           -----------
         Total deferred tax liabilities                 (392,910)             (526,807)
                                                     -----------           -----------
         Total                                       $      --             $      --
                                                     ===========           ===========

In accordance with SFAS No. 109, Accounting for Income Taxes, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheets and has established valuation allowances in the amounts of $1,792,675 and $1,133,412 against its net deferred tax assets at December 31, 2001 and 2000, respectively.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

5. LONG-TERM OBLIGATIONS

MORTGAGE PAYABLE

Principal payments related to the mortgage on the Company's headquarters are due monthly along with accrued interest on the outstanding principal based upon the LIBOR (London InterBank Offering Rate) plus 250 basis points. The interest rate charged on the mortgage was 4.6063% at December 31, 2001. The mortgage is secured by assets with a carrying value of approximately $975,000 at December 31, 2001.

For the year ended December 31, 2001, the Company was out of compliance with the covenant requiring a minimum level of funds flow. Noncompliance represents an event of default under the mortgage and security agreement. Because of the event of default, amounts outstanding have been classified as current liabilities in the accompanying consolidated balance sheet at December 31, 2001.

NOTES PAYABLE

On November 3, 1999, in connection with the Company's acquisition of an Internet address, the Company issued the sellers four-year non-interest bearing promissory notes in the total amount of $100,000. Principal is due on November 3, 2003 unless the holders elect to exercise warrants issued by the Company in connection with the transaction (see Note 7). The notes are collateralized by right, title and interest in the Internet address.

LEASE OBLIGATIONS

For the years ended December 31, 2001 and 2000, total expenses pursuant to lease obligations for office space were $10,480 and $25,811, respectively. This lease was terminated during 2001.

6. TREASURY STOCK

Pursuant to a buy-back plan approved by its Board of Directors in May 1997, the Company purchased 11,500 shares of its common stock in open market transactions during 2000 for approximately $23,000.

7. SHAREHOLDERS' EQUITY

INCENTIVE STOCK PLAN

The Company's 1996 Stock Plan covers 2,000,000 shares of the Company's common stock and provides for incentive stock options, nonqualified stock options, nondiscretionary stock options, and awards of stock to employees, officers, directors, and certain other parties related to the Company. Generally, grants of options are exercisable each December 31 equally over three or five years and they expire ten years from the date of grant.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

7. SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes option activity in 2001 and 2000:

                                                        Exercise Price  Weighted Average
                                             Shares         Range        Exercise Price
                                         ---------------------------------------------------

Outstanding at January 1, 2000                 965,900   $1.00-$6.25           $1.63
   Granted                                     222,000       0.56               0.56
   Granted                                      22,000       0.91               0.91
   Granted                                     129,000    2.00-2.88             2.30
   Granted                                      13,380       4.06               4.06
   Exercised                                   (16,600)   1.00-1.41             1.07
   Exercised                                   (15,600)      2.00               2.00
   Forfeited                                   (50,000)   1.00-1.41             1.08
   Forfeited                                   (36,000)   1.69-2.00             1.82
                                         ---------------------------------------------------
   Outstanding at December 31, 2000          1,234,080    0.56-6.25             1.54
   Granted                                     206,000    0.94-1.12             0.94
   Granted                                     343,000    1.40-1.55             1.40
   Exercised                                   (22,500)      0.56               0.56
   Forfeited                                    (3,700)   0.91-1.00             0.99
                                         ---------------------------------------------------
Outstanding at December 31, 2001             1,756,880   $0.56-$6.25           $1.46
                                         ===================================================

The following table summarizes information about stock options outstanding at December 31, 2001:

                                        Outstanding                                     Exercisable
                           ----------------------------------------       ------------------------------------------
                                           Weighted Average                                 Weighted Average
                                    -------------------------------                   ------------------------------
      Range of                                       Remaining                                         Remaining
      Exercise                        Exercise      Contractual                         Exercise      Contractual
       Prices               Shares      Price           Life                 Shares       Price          Life
--------------------------------------------------------------------------------------------------------------------
        $0.56               199,500     $0.56           8.99                 199,500       $0.56         8.99
      0.91-1.12             539,600      0.98           7.03                 490,900        0.98         6.89
      1.40-2.00             860,400      1.69           7.38                 821,000        1.69         7.30
      2.19-2.88             123,000      2.42           7.66                 113,000        2.37         7.59
        4.06                 13,380      4.06           8.15                  13,380        4.06         8.15
      5.50-6.25              21,000      5.68           4.30                  21,000        5.68         4.30
--------------------------------------------------------------------------------------------------------------------
     $0.56-$6.25          1,756,880     $1.46           7.45               1,658,780       $1.46         7.37
====================================================================================================================

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

7. SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2000:

                                        Outstanding                                     Exercisable
                           ----------------------------------------       ------------------------------------------
                                           Weighted Average                                 Weighted Average
                                    -------------------------------                   ------------------------------
      Range of                                       Remaining                                         Remaining
      Exercise                        Exercise      Contractual                         Exercise      Contractual
       Prices               Shares      Price           Life                 Shares       Price          Life
--------------------------------------------------------------------------------------------------------------------
        $0.56               222,000     $0.56           8.30                 222,000       $0.56         8.30
      0.91-1.00             337,300      0.99           6.69                 272,100        1.00         6.33
      1.41-2.00             517,400      1.88           7.06                 407,467        1.90         7.24
      2.19-2.88             123,000      2.42           8.66                 103,000        2.33         8.51
        4.06                 13,380      4.06           9.15                   8,920        4.06         9.15
      5.50-6.25              21,000      5.68           5.30                  21,000        5.68         5.30
--------------------------------------------------------------------------------------------------------------------
     $0.56-$6.25          1,234,080     $1.54           7.33               1,034,487       $1.51         7.33
====================================================================================================================

PRO FORMA DISCLOSURES

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 4.73% and 5.73%, respectively; dividend yields of 0% for each; volatility factor of
1.145 and 1.184, respectively; and a weighted-average expected life of the options of five years during each.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per common share for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001                2000
                                                     -------------       -------------
         Pro forma net loss                          $  (2,548,194)      $  (3,899,146)
                                                     =============       =============

         Pro forma net loss per common share--
              basic and diluted                      $       (0.48)      $       (0.85)
                                                     =============       =============

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

7. SHAREHOLDERS' EQUITY (CONTINUED)

UNREGISTERED STOCK

During 2001, the Company received $625,000 in cash from the sale of 375,000 unregistered shares of the Company's common stock. Also during 2001, the Company issued 95,556 unregistered shares of the Company's common stock valued at $125,056 in exchange for services. During 2000, the Company received $2,251,620 in cash from the sale of 905,513 unregistered shares of the Company's common stock. Also during 2000, the Company issued 881,477 unregistered shares of the Company's common stock valued at $1,639,773 in exchange for various goods and services.

STOCK WARRANTS

The underwriter of the Company's initial public offering purchased for $95 warrants to purchase up to 95,000 shares of the Company's common stock at $6.60 per share (120% of the initial public offering price). The warrants expired unexercised on May 17, 2001.

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

As described in Note 5, in January 1999 the Company issued promissory notes in connection with an asset acquisition. It also issued to the sellers warrants to purchase 100,000 shares of ATTY common stock exercisable for four years at $2.25 per share. In the event that the Company has more than 15,000,000 shares of common stock outstanding, the warrants will be adjusted to permit the holders to purchase more shares. The sellers have the option to either exercise the warrants or have the notes paid.

In January 2000, the Company acquired the rights to use a particular toll-free telephone number in exchange for warrants valued at $101,000, to purchase 100,000 shares of the Company's common stock exercisable at $2.188 per share and expiring January 16, 2004. As described in Note 3, the Company wrote off the full value of the related asset during 2000.

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

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

7.  SHAREHOLDERS' EQUITY (CONTINUED)

STOCK WARRANTS (CONTINUED)

In connection with a contract for investment banking services, in May 2000 the Company issued warrants valued at $67,000, to purchase 100,000 shares of the Company's common stock exercisable at $2.875 per share and expiring May 12, 2002. The Company expensed the value of these warrants over the life of the one-year contract. Expense charged against operations during 2001 and 2000 was $24,383 and $42,617, respectively.

The following table summarizes information about stock warrants described above that are outstanding at December 31, 2001:

                                                  Weighted Average
                                        -----------------------------------
       Range of Exercise     Number       Exercise            Remaining
             Prices       Outstanding      Price          Contractual Life
    -----------------------------------------------------------------------
          $2.19-$2.88       313,000          $2.43              1.39

The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.37%; dividend yield of 0%; volatility factor of 1.143; and a weighted-average expected life of the warrants of 1.34 years.

The following table summarizes information about stock warrants described above that are outstanding at December 31, 2000:

                                                  Weighted Average
                                      --------------------------------------
   Range of Exercise       Number         Exercise            Remaining
         Prices         Outstanding        Price          Contractual Life
   -------------------------------------------------------------------------
      $2.19-$3.00         363,000            $2.47              2.08
       3.50- 5.00          66,668             4.25              0.39
       5.50- 7.50         178,332             6.55              0.55
   -------------------------------------------------------------------------
      $2.19-$7.50         608,000            $3.86              1.45
   =========================================================================

The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.08%; dividend yield of 0%; volatility factor of 1.009; and a weighted-average expected life of the warrants of 1.35 years.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

8. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share:

                                                                              2001                  2000
                                                                          -----------           -----------
Numerator:
   Net loss                                                               $(1,845,394)          $(3,235,216)
                                                                          -----------           -----------
   Numerator for basic loss per common share--loss available to
      common shareholders                                                  (1,845,394)           (3,235,216)
   Effect of dilutive securities:                                                --                    --
                                                                          -----------           -----------
     Numerator for diluted loss per common share--loss available
       to common shareholders after assumed conversions                    (1,845,394)           (3,235,216)

Denominator:
   Denominator for basic and diluted loss per common share--
     weighted-average shares                                                5,343,364             4,599,012
                                                                          -----------           -----------
Net loss per common share                                                 $     (0.35)          $     (0.70)
                                                                          ===========           ===========

In computing diluted loss per share, 140,981 and 343,448 common share equivalents were excluded for the years ended December 31, 2001 and 2000, respectively, from the diluted loss per share computation because their effects would have been antidilutive.

9. BUSINESS SEGMENTS

In conjunction with the launch of the Company's new attorney marketing business in June 2001, the Company began reporting in two operating segments. These are the publishing of directories of attorney listings and selling of advertising in those directories and the marketing and operation of an attorney referral or group marketing network. The Company publishes official membership directories for bar associations and it also publishes its own proprietary directories of attorneys for some geographic areas; it relies principally upon the sale of advertising within the directories to generate its revenues for this segment. The attorney marketing business segment operates by contracting with attorneys for participation by area of practice and by geographic area. The Company generates its revenues from the fees it charges attorneys for participation in the network. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains and losses from investments or extraordinary items not directly related to an operating segment.

For determining operating results, management uses estimates to allocate charges for goods, services, or assets that are shared by both operating segments.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

9. BUSINESS SEGMENTS (CONTINUED)

The following table shows net sales, costs and expenses, and loss from operations by business segment for the year ended December 31, 2001 as if the attorney marketing business segment was in operation as of January 1, 2001:

                                                       Attorney               Print
                                                      Marketing             Directory               Total
                                                     -----------           -----------           -----------
         Net sales                                   $ 2,539,933           $ 4,351,387           $ 6,891,320
         Costs and expenses:
              Operating expenses                       3,532,887             4,524,285             8,057,172
              Depreciation and amortization              377,370               145,757               523,127
                                                     -----------           -----------           -----------
                                                       3,910,257             4,670,042             8,580,299
                                                     -----------           -----------           -----------
         Loss from operations                        $(1,370,324)          $  (318,655)          $(1,688,979)
                                                     ===========           ===========           ===========

The following table provides the allocation of assets among the two operating segments and headquarters as of December 31, 2001:

                                                   Assets
                                                 ----------
         Attorney marketing                      $1,295,150
         Print directory                          1,339,406
         Headquarters                             2,309,195
                                                 ----------
         Total                                   $4,943,751
                                                 ==========

The following table provides the amount of expenditures for long-lived assets among the two operating segments for the year ended December 31, 2001:

                                                        Expenditures for
                                                       Long-lived Assets
                                                       -----------------
         Attorney marketing                                 $  114,163
         Print directory                                        32,865
                                                       -----------------
         Total                                              $  147,028
                                                       =================

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Salary Reduction Plan covering substantially all employees with twelve months of service or more. A participant may contribute up to 19% of his or her annual compensation. The Company's matching contribution is determined annually by the Board of Directors. The Company's contributions were approximately $18,000 and $14,000 for 2001 and 2000, respectively.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

             Notes to Consolidated Financial Statements (continued)

11. COMMITMENTS AND CONTINGENCIES

In September 2001 the Company entered into a new employment agreement with its president. On January 18, 2002 the Company accepted the resignation of the president and entered into a severance agreement that terminated and superseded the employment agreement. Pursuant to the severance agreement the Company paid a lump-sum severance payment of $50,000 and an additional $150,000 in exchange for 216,138 shares of Company common stock. The Company sold to the former president an automobile at fair value in exchange for an equivalent fair market value of shares of Company common stock. On January 18, 2002 the Company and the former president entered into a consulting and confidentiality agreement that expires on December 31, 2004. Under the consulting and confidentiality agreement, the Company paid a lump-sum payment of $50,000 and is required to make monthly cash payments of $6,250 from September 15, 2002 through December 15, 2004. The Company also agreed to pay the former president's group health insurance coverage for him and his dependents for an 18-month period, and to reimburse him for all business expenses reasonably incurred in the performance of his services under the agreement.

On September 28, 2001 the Company entered into a five-year employment agreement with its chief operating officer that provides for an annual salary of $190,000 in 2002 that increases 10% per year, beginning January 1st of each year, for the remaining years of the agreement and an annual bonus of 5% of the Company's increase in the prior fiscal year pre-tax income. The agreement also provides for health insurance and other expense benefits and has a three-year severance provision.

On October 1, 2001 the Company entered into a three-year employment agreement with its chief financial officer that provides for an annual salary of $118,000 beginning on the date of the agreement, and an 8% increase on each October 1st for the term of the agreement. The agreement also provides for an annual bonus of 2.5% of the Company's increase in the prior fiscal year pre-tax income, for health insurance benefits, and has nine-month severance provision.


--------------------------------------------------------------------------------

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information concerning Directors, Executive Officers, Promoters and Control Persons is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

        Information concerning Executive Compensation is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the definitive proxy statement of the Company for the Company's Annual Meeting of the Shareholders for the fiscal year ended December 31, 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end of December 31, 2001.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

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

        4.2       Form of Common Stock Certificate (2)

        4.3 Form of Warrants (for purchase of Internet address known as "attorneys.com") (3)

        4.4 Form of Notes (for purchase of Internet address known as "attorneys.com") (3)

        4.5       Form of Warrants (for acquisition of intangible asset) (4)

       10.1       1996 Stock Plan (2)

       10.2 Form of Employment Agreement of Peter S. Balise dated September 25, 2001 (5)

       10.3 Form of Employment Agreement of J. William Wrigley dated September 28, 2001 (5)

       10.4 Form of Employment Agreement of James M. Koller dated October 1, 2001 (5)

       10.5       Severance Agreement dated January 18, 2002 (6)

       10.6       Consulting and Confidentiality Agreement dated January 18,
                  2002 (6)

       21.0       Subsidiaries of the Registrant

       23.0       Consent of Ernst & Young LLP, Independent Certified Public
                  Accountants

     (1) Contained in the Registration Statement on Form SB-2 filed on March 11, 1996
     (2) Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996
     (3) Contained in the Registration Statement on Form S-3/A No. 1 filed on December 14, 1999
     (4) Contained in the Registration Statement on Form S-3/A No. 2 filed on February 7, 2000
     (5) Contained in the Interim Report on Form 10-QSB filed on November 9,
         2001
     (6) Contained in the Current Report on Form 8-K filed on January 24, 2002

b. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 28, 2002 by the undersigned, thereunto duly authorized.

                                        1-800-ATTORNEY, Inc.


                                        /s/  Matt Butler
                                        --------------------------------------
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                     Title                             Date
---------------------------    ------------------------------    ---------------


/s/  Matt Butler               Chairman of the Board             March 28, 2002
---------------------------    of Directors
Matt Butler


/s/  James M. Koller           Chief Financial Officer           March 28, 2002
---------------------------    (Principal Financial Officer
James M. Koller                and Chief Accounting Officer)


/s/ George R. Boltres, Jr.     Director                          March 28, 2002
---------------------------
George R. Boltres, Jr.


/s/ Andrew J. Cahill           Director                          March 28, 2002
---------------------------
Andrew J. Cahill


/s/ J. William Wrigley         Director                          March 28, 2002
---------------------------
J. William Wrigley

                              1-800-ATTORNEY, Inc.
                         Form 10-KSB - December 31, 2001

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

        4.2       Form of Common Stock Certificate (2)

        4.3 Form of Warrants (for purchase of Internet address known as "attorneys.com") (3)

        4.4 Form of Notes (for purchase of Internet address known as "attorneys.com") (3)

        4.5       Form of Warrants (for acquisition of intangible asset) (4)

       10.1       1996 Stock Plan (2)

       10.2 Form of Employment Agreement of Peter S. Balise dated September 25, 2001 (5)

       10.3 Form of Employment Agreement of J. William Wrigley dated September 28, 2001 (5)

       10.4 Form of Employment Agreement of James M. Koller dated October 1, 2001 (5)

       10.5       Severance Agreement dated January 18, 2002 (6)

       10.6       Consulting and Confidentiality Agreement dated January 18,
                  2002 (6)

       21.0       Subsidiaries of the Registrant

       23.0       Consent of Ernst & Young LLP, Independent Certified Public
                  Accountants

     (1) Contained in the Registration Statement on Form SB-2 filed on March 11, 1996
     (2) Contained in Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 18, 1996
     (3) Contained in the Registration Statement on Form S-3/A No. 1 filed on December 14, 1999
     (4) Contained in the Registration Statement on Form S-3/A No. 2 filed on February 7, 2000
     (5) Contained in the Interim Report on Form 10-QSB filed on November 9,
         2001
     (6) Contained in the Current Report on Form 8-K filed on January 24, 2002