Form 10KSB/A
period 2001-12-31
1-800 ATTORNEY INC
filed 2002-04-30
CIK 1010615

================================================================================

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


                             186 ATTORNEYS.COM COURT
                            LAKE HELEN, FL 32744-0280
                                  386-228-1000
                          (Address and telephone number
                         of principal executive offices)


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

The aggregate market value of the registrant's voting common stock held by non-affiliates, computed by reference to the last sale price per share as of April 25, 2002 was $1,056,000.

There were 5,374,715 shares of the registrant's common stock outstanding as of April 25, 2002.
================================================================================

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes  [X]  No  [_]


                                EXPLANATORY NOTE



         On April 1, 2002, 1-800-ATTORNEY, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "Initial 10-KSB"). In accordance with SEC rules, the Company incorporated by reference Part III of the Initial 10-KSB from the Proxy Statement to be filed by the Company in connection with the Company's 2002 Annual Stockholders' Meeting, which the Company anticipated filing on or before April 30, 2002. Since the filing date of the Initial 10-KSB, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-KSB to include the disclosures required by Part III of Form 10-KSB. This Annual Report on Form 10-KSB/A amends Part III of the Initial 10-KSB in order to include those disclosures required by Part III of Form 10-KSB.

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                           CURRENT BOARD OF DIRECTORS

------------------------ ----- ----------------------------------- ------- ---------- --------
                                              POSITION
               NAME       AGE               WITH COMPANY            SINCE     TERM     ENDING
------------------------ ----- ----------------------------------- ------- ---------- --------
George R. Boltres, Jr.    60   Director                              2002   3 months    2002
------------------------ ----- ----------------------------------- ------- ---------- --------
J. William Wrigley        61   Interim Chairman of the Board and     1998   3 years     2003
                               President, Chief Operating Officer
------------------------ ----- ----------------------------------- ------- ---------- --------
Richard R. Syrek          40   Director                              2002   2 years     2004
------------------------ ----- ----------------------------------- ------- ---------- --------

            BACKGROUND OF DIRECTORS

            GEORGE R. BOLTRES was appointed to the Company's Board in March 2002 and also serves on its audit and compensation committees. Since 1985 Mr. Boltres has been a general partner of Tiedemann Investment Group and co-manager of its emerging growth portfolios.

            J. WILLIAM WRIGLEY joined the Company in January 1998 as National Sales Manager and became its Chief Operating Officer in August 1998. On April 22, 2002, he also was appointed Interim Chairman and President of the Company. In 1986 he founded Paoli Publishing in Paoli, Pennsylvania, and was its President and Chief Executive Officer until January 1998.

            RICHARD R. SYREK joined the Company's Board in April 2002 and also serves on its audit and compensation committees. Since 1999, Mr. Syrek has operated his own buy-out company, SRA Capital, LLC, in the Philadelphia area. From 1988 until 1999 he was a partner in the Philadelphia buy-out firm of UMS Partners.

            NON-DIRECTOR EXECUTIVE OFFICER

            JAMES M. KOLLER, age 51, has been the Company's Chief Financial Officer since January 1996, its Treasurer since May 1998, and its Secretary since January 2002. Prior to that time, from October 1990 through December 1995, Mr. Koller was Chief Financial Officer and Vice President of Kearney Systems, Inc., Orlando, Florida.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). To the best of the Company's knowledge based solely on its review of

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

copies of such forms received or filed by it, or written representations from certain reporting persons, all filings of Form 3, 4 and 5 required to be made with the SEC have been made on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

            The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer and each executive officer who received compensation exceeding $100,000 for the fiscal years ended December 31, 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION                                       LONG-TERM
                                                                                                    COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      SECURITIES        ALL OTHER
                                                                                      OTHER ANNUAL    UNDERLYING         COMPEN-
NAME AND PRINCIPAL POSITION                     YEAR       SALARY         BONUS       COMPENSATION    OPTIONS (#)        SATION
------------------------------------------------------------------------------------------------------------------------------------
J. William Wrigley,                             2001       $163,941            $0       $19,989 4       165,000         $20,959  7
   Chief Operating Officer, Interim             2000       $134,083            $0       $18,520 4        50,000         $18,385  7
   President and Chairman of the Board          1999       $128,577            $0       $14,821 4        65,000         $21,652  7
------------------------------------------------------------------------------------------------------------------------------------
James M. Koller,                                2001       $109,538            $0            $0 5        95,000         $ 1,034  8
   Chief Financial Officer, Treasuer, and       2000       $106,519            $0            $0 5        50,000         $   839  8
   Secretary                                    1999        $77,154            $0            $0 5        50,000         $   426  8
------------------------------------------------------------------------------------------------------------------------------------
Peter S. Balise,                                2001       $182,500 1          $0            $0 5       100,000         $ 1,331  9
   former Chief Executive Officer,              2000       $152,279 2          $0            $0 5        75,000         $ 1,458  9
   President and Chairman of the Board          1999       $104,649 3     $15,697            $0 5       150,000 6       $ 2,307 10
------------------------------------------------------------------------------------------------------------------------------------

     1 Includes $10,800 paid pursuant to Mr. Balise's employment agreement for unused vacation.
     2 Includes $6,479 paid pursuant to Mr. Balise's employment agreement for unused vacation.
     3 Includes $4,025 paid pursuant to Mr. Balise's employment agreement for unused vacation time.
     4    Consists of payment of health insurance premiums.
     5 Does not include car allowance, automobile, and health insurance premiums for Mr. Balise. Does not include health insurance premiums for Mr. Koller. For each of Mr. Balise and Mr. Koller, the aggregate amount of these personal benefits does not exceed the lesser of 10% of the total salary and bonus reported or $50,000.
     6 Forfeited by Mr. Balise on January 18, 2002 pursuant to his severance agreement.
     7 Consists of Mr. Wrigley's housing expenses in Florida, which are paid by the Company pursuant to his employment agreement. In 2001 and 2000, the amounts also include the Company's matching contributions of $1,222 and $1,315, respectively, to Mr. Wrigley's 401(k) account for his 2001 and 2000 contributions.
     8 Consists of the Company's matching contribution to Mr. Koller's 401(k) account.
     9 Consists of the Company's matching contribution to Mr. Balise's 401(k) account.
     10 Consists of the Company's matching contributions to Mr. Balise's 401(k) account for his 1998 and 1999 contributions, which were $1,120 and $1,187, respectively.

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

            EXECUTIVE COMPENSATION AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

            On September 25, 2001 the Company entered into a new five-year employment agreement with its former president and chief executive officer, Peter Balise. The agreement provided for base annual salary of $182,000 through December 31, 2001 and increases of 10% per year, beginning January 1st of each year, for the remaining years of the agreement. On January 18, 2002 the Company accepted the resignation of Mr. Balise and entered into a severance agreement that terminated and superseded the employment agreement. Pursuant to the severance agreement, the Company paid a lump-sum severance payment of $50,000 and an additional $150,000 in exchange for 216,138 shares of Company common stock owned by Mr. Balise. The Company sold to Mr. Balise an automobile at fair value in exchange for an equivalent fair market value of shares of Company common stock. On January 18, 2002 the Company and Mr. Balise entered into a consulting and confidentiality agreement that expires on December 31, 2004. Under the consulting and confidentiality agreement, the Company paid a lump-sum payment of $50,000 and is required to make monthly cash payments of $6,250 from September 15, 2002 through December 15, 2004. The Company also agreed to pay Mr. Balise's group health insurance coverage for him and his dependents for an 18-month period, and to reimburse him for all business expenses reasonably incurred in the performance of his services under the agreement.

            On September 28, 2001 the Company entered into a five-year employment agreement with its chief operating officer, Bill Wrigley, that provides for an annual salary of $190,000 in 2002 that increases 10% per year, beginning January 1st of each year, for the remaining years of the agreement and an annual bonus of 5% of the Company's increase in the prior fiscal year pre-tax income. The agreement also provides for health insurance and other expense benefits and has a three-year severance provision. If any entity or person not now an executive officer or director of the Company or beneficial owner of the Company's common stock becomes, either individually or as part of a group, the beneficial owner of 25% or more of the Company's common stock, Mr. Wrigley, by written notice to the Company pursuant to the agreement, may elect to deem his employment under the agreement to have been terminated by the Company without cause, in which event Mr. Wrigley would be entitled to the severance provision.

            From January 1, 2000 until October 1, 2001 the Company paid its chief financial officer, James Koller, at an annual rate of $107,000 pursuant to an oral agreement. On October 1, 2001 the Company entered into a three-year employment agreement with Mr. Koller that provides for an annual salary of $118,000 beginning on the date of the agreement, and an 8% increase on each October 1st for the term of the agreement. The agreement also provides for an annual bonus of 2.5% of the Company's increase in the prior fiscal year pre-tax income, for health insurance benefits, and has nine-month severance provision. If any entity or person not now an executive officer or director of the Company or beneficial owner of the Company's common stock becomes, either individually or as part of a group, the beneficial owner of 25% or more of the Company's common stock, Mr. Koller, by written notice to the Company pursuant to the agreement, may elect to deem his employment under the agreement to have been terminated by the Company without cause, in which event Mr. Koller would be entitled to the severance provision.

            Each of the Company's executive officers also receive full reimbursement of health insurance premiums for them and their immediate families whereas the Company's other employees must pay one-half of the premium for their health insurance and 100% of the premium for their dependents.

            In April 1996, the Company established a 401(k) Salary Reduction Plan covering substantially all employees with six months of service or more; in January 1999 the service requirement was increased to one year. A participant may contribute up to 19% of his or her annual compensation (12% prior to 2001). The Company's matching contribution is determined annually by the Board. The Company's contribution for 2001 was approximately $18,000.

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

            The Company does not have any other formal pension, profit sharing or such other similar plans pursuant to which it pays additional cash or non-cash compensation to its employees including the individuals specified above.

            Matt Butler served as the Company's president and chief executive officer from January 18, 2002 until his resignation on April 8, 2002. At the time of this report, the Company is negotiating with Mr. Butler regarding the compensation for his services as an executive officer during the term of his service.

            COMPENSATION OF DIRECTORS

            The Company has not paid any cash compensation to any person for serving as a director. The Company does not compensate non-employee directors for serving as directors except to reimburse them for expenses incurred in connection with their service as directors and to issue automatic grants of non-qualified stock options pursuant to the Plan as described herein. Directors who are employees receive no compensation for serving as directors; however, they are reimbursed for out-of-pocket expenses incurred in connection with their service as directors.

            1996 STOCK PLAN

            The Company has adopted (and the shareholders have approved) the 1996 Stock Plan (the "Plan") for employees, consultants and directors covering 2,000,000 shares of common stock. The Plan provides for the grant to employees of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the grant of non-qualified stock options (collectively "Options"). The Plan previously limited the number of Options that may be granted to any one person to 150,000; in order to provide more flexibility in the Plan, that provision was terminated in May 1999.

            The Plan is intended to comply with Section 16(b) of the Securities Exchange Act of 1934 and Rule 16b-3 promulgated thereunder and other applicable laws and is administered by the Board. The Board has the power to determine eligibility to receive Options, the terms of any Options including the exercise price, the number of shares subject to the Options, the vesting schedule and the term of any such Options. The exercise price of all Options granted under the Plan must be at least equal to the fair market value of the shares of common stock on the date of grant. With respect to any participant who owns common stock possessing more than 10% of the voting power of the Company's outstanding common stock, the exercise price of any ISO granted must equal at least 110% of the fair market value on the grant date and the maximum term of the ISO must not exceed five years. The terms of all other Options granted under the Plan may not exceed 10 years.

            As of April 26, 2002, the Company had 1,718,800 outstanding Options, exercisable from $0.270 to $6.25 per share. The Plan contains automatic grants of 30,000 Options to directors who are not employees or 10% shareholders; these vest in one-third increments each December 31st, subject to continued service on the Board. Once vested, Options may be forfeited under certain circumstances.

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

            The following table summarizes the stock options and warrants granted during the fiscal year ended December 31, 2001 to each of the executive officers listed in the Summary Compensation Table above.

------------------------------------------------------------------------------------------------------------------------------
                                                  OPTION GRANTS IN LAST FISCAL YEAR
                                                           INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------
                                     NUMBER OF                    % OF TOTAL OPTIONS            EXERCISE
                               SECURITIES UNDERLYING             GRANTED TO EMPLOYEES            OR BASE        EXPIRATION
NAME OF EXECUTIVE               OPTIONS GRANTED (#)                 IN FISCAL YEAR            PRICE ($/SH)         DATE
------------------------------------------------------------------------------------------------------------------------------
J. William Wrigley                               65,000                   15.5%                   $0.938         02/12/11
                        ------------------------------------------------------------------------------------------------------
                                                100,000                   23.9%                   $1.400         05/14/11
------------------------------------------------------------------------------------------------------------------------------
James M. Koller                                  45,000                   10.7%                   $0.938         02/12/11
                        ------------------------------------------------------------------------------------------------------
                                                 50,000                   11.9%                   $1.400         05/14/11
------------------------------------------------------------------------------------------------------------------------------
Peter S. Balise                                  50,000                   11.9%                   $0.938         02/12/11
                        ------------------------------------------------------------------------------------------------------
                                                 50,000                   11.9%                   $1.400         05/14/11
------------------------------------------------------------------------------------------------------------------------------

     1 These non-qualified options became fully vested and exercisable on June 30, 2001.
     2 One-half of these non-qualified options became fully vested and exercisable on September 30, 2001; the balance became fully vested and exercisable on December 30, 2001.

            The following table sets forth information with respect to the executives named in the Summary Compensation Table above concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year:

------------------------------------------------------------------------------------------------------------------------------------
                                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                 FISCAL YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------------
                                                     NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS                       IN-THE-MONEY OPTIONS
                            SHARES                         AT DECEMBER 31, 2001                    AT DECEMBER 31, 2001 (1)
                           ACQUIRED     VALUE     ----------------------------------------------------------------------------------
NAME OF EXECUTIVE        ON EXERCISE   REALIZED     EXERCISABLE           UNEXERCISABLE      EXERCISABLE         UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------
J. William Wrigley            -           $ -            491,500               -                $ 6,850                $ -
------------------------------------------------------------------------------------------------------------------------------------
James M. Koller               -           $ -            260,400              9,600             $ 6,850                $ -
------------------------------------------------------------------------------------------------------------------------------------
Peter S. Balise               -           $ -            375,000               -                $10,275                $ -
------------------------------------------------------------------------------------------------------------------------------------

     1 Based upon the difference between the option exercise price and the closing market price of $0.700 per share for the Company's common stock on December 31, 2001.

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth the number of shares of the Company's voting stock beneficially owned as of April 26, 2002 by (i) those persons known to be by the Company owners of more than 5% of the Company's common stock, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group:

----------------------------------------------------------------------------------------------------------------
                                                                          Amount and
                                                                           Nature of
                            Name and Address of                           Beneficial        Percent of
      Class                 Beneficial Ownership                          Ownership 1          Class
----------------------------------------------------------------------------------------------------------------
Common Stock        J. William Wrigley                                     499,500 2             8.5%
                    Interim Chairman of the Board and President,
                    Chief Operating Officer
                    1-800-ATTORNEY, Inc.
                    186 Attorneys.com Court
                    Lake Helen, FL  32744

Common Stock        James M. Koller                                        260,400 3             4.6%
                    Chief Financial Officer, Treasurer and Secretary
                    1-800-ATTORNEY, Inc.
                    186 Attorneys.com Court
                    Lake Helen, FL  32744

Common Stock        George R. Boltres, Jr.                                  98,814 4             1.8%
                    Director
                    535 Madison Avenue, 37th Floor
                    New York, NY  10022

Common Stock        Richard R. Syrek                                         --- 5
                    Director
                    740 Springdale Drive, Suite 208
                    Exton, PA  19341

Common Stock        Peter S. Balise 6                                    1,068,774 6            19.3%
                    6939 Sylvan Woods Drive
                    Sanford, FL  32771

Common Stock        Matt Butler 7                                          366,400 7             6.6%
                    242 Ridge Drive
                    Naples, FL  34108

Common Stock        Steven Hirsch                                          375,000 8             7.0%
                    1729 E. Commercial Blvd., No. 221
                    Ft. Lauderdale, FL 33334

Common Stock        D. Scott and Suzanne Plakon                            333,333 9             6.6%
                    210 Archers Point
                    Longwood, FL  32779
----------------------------------------------------------------------------------------------------------------
All directors and executive officers
of the Company as a group (four persons)                                   858,714 2, 3, 4, 5   14.0%
----------------------------------------------------------------------------------------------------------------

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

     1 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and includes shares underlying any options that vest within 60 days of April 26, 2002. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them.
     2 Includes 491,500 shares of common stock underlying vested options granted pursuant to the Plan.
     3 Represents shares of common stock underlying vested stock options granted pursuant to the Plan. Does not include 9,600 shares underlying unvested options granted pursuant to the Plan.
     4 Does not include 553,359 shares of common stock owned by a partnership of which Mr. Boltres is a general partner for which shares Mr. Boltres disclaims beneficial ownership and sole voting and investment power. Also does not include 30,000 shares underlying unvested options granted pursuant to the Plan.
     5 Does not include 30,000 shares underlying unvested options granted pursuant to the Plan.
     6 Mr. Balise was the chairman, president and CEO of the Company until his resignation on January 18, 2002. Includes 175,000 shares of common stock underlying vested options granted pursuant to the Plan and 19,769 shares for which Mr. Balise is custodian for three minors.
     7 Mr. Butler was a director of the Company from January 15, 2000 until January 18, 2002, at which time he became chairman, president, and CEO until his resignation on April 8, 2002. Includes 84,000 shares of common stock underlying vested options granted pursuant to the Plan and 10,000 vested warrants.
     8    Acquired from the Company in a private transaction in August, 2001.
     9 Acquired in a private transaction on March 2, 2000 from Mr. Balise through the exercise of options granted to the Plakons when they sold the shares to Mr. Balise in November 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The Company entered into a consulting agreement with Peter Balise, its former president and chief executive officer, on January 18, 2002. See "Executive Compensation Agreements."

                              1-800-ATTORNEY, INC.
                        FORM 10-KSB/A - DECEMBER 31, 2001

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 30, 2002 by the undersigned, thereunto duly authorized.

                                         1-800-ATTORNEY, INC.


                                         /s/  James M. Koller
                                         -------------------------------------
                                         Chief Financial Officer