Form 10QSB
period 2002-03-31
1-800 ATTORNEY INC
filed 2002-05-15
CIK 1010615

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 2002

                           Commission File No. 0-27994

                           ---------------------------

                              1-800-ATTORNEY, INC.
        (Exact name of small business issuer as specified in its charter)


                  FLORIDA                                59-3203301
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)


                             186 ATTORNEYS.COM COURT
                              LAKE HELEN, FL 32744
                                  386-228-1000
                          (Address and telephone number
                         of principal executive offices)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                     Outstanding at May 10, 2002
---------------------------                          ---------------------------
Common Stock:  no par value                                    5,374,715


Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]
================================================================================

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

                                      INDEX

                                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Consolidated Balance Sheets
       as of March 31, 2002 (unaudited) and December 31, 2001                 3

     Consolidated Statements of Operations
       for the three months ended March 31, 2002 and 2001 (unaudited)         4

     Consolidated Statements of Cash Flows
       for the three months ended March 31, 2002 and 2001 (unaudited)        5-6

     Notes to unaudited consolidated interim financial statements           7-10

ITEM 2. Management's Discussion and Analysis of Interim Financial
          Condition and Results of Operations                              12-16


                           PART II - OTHER INFORMATION


ITEM 5. Other Information                                                    17

ITEM 6. Exhibits and Reports on Form 8-K                                     17

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,          DECEMBER 31,
                                                                    2002                 2001
                                                                ------------         ------------
ASSETS                                                           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                  $  1,515,159         $  2,227,499
     Accounts receivable, less allowance for doubtful
       accounts of $133,957 at March 31, 2002
       and $179,591 at December 31, 2001                             213,918              218,144
     Directories in progress                                         198,769              238,279
     Other current assets                                            182,537              207,571
                                                                ------------         ------------
Total current assets                                               2,110,383            2,891,493

Property and equipment, net                                          969,970            1,011,021
Intangible assets, net                                               847,244              959,542
Deferred tax asset                                                    78,000               78,000
Other assets                                                           3,695                3,695
                                                                ------------         ------------
Total assets                                                    $  4,009,292         $  4,943,751
                                                                ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $    255,358         $    328,578
     Accrued expenses                                                138,529              136,396
     Deferred revenue                                                897,932            1,247,708
     Deferred tax liability                                           78,000               78,000
     Mortgage payable                                                520,000              533,333
                                                                ------------         ------------
Total current liabilities                                          1,889,819            2,324,015

Notes payable                                                        100,000              100,000
                                                                ------------         ------------
Total liabilities                                                  1,989,819            2,424,015

Shareholders' equity:
     Common shares, no par value:
       15,000,000 shares authorized; 5,374,715 shares
       issued and outstanding at March 31, 2002; 5,616,466
       shares issued and outstanding at December 31, 2001         10,659,738           10,659,738
     Paid-in capital for stock warrants                              238,316              238,316
     Accumulated deficit                                          (7,525,844)          (7,196,481)
     Treasury stock; 1,887,551 and 1,645,800 shares, at cost,
       at March 31, 2002 and December 31, 2001,
       respectively                                               (1,352,737)          (1,181,837)
                                                                ------------         ------------
Total shareholders' equity                                         2,019,473            2,519,736
                                                                ------------         ------------
Total liabilities and shareholders' equity                      $  4,009,292         $  4,943,751
                                                                ============         ============

                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                  MARCH 31,         MARCH 31,
                                                                    2002               2001
                                                                -------------------------------
Net sales                                                       $ 1,743,543         $ 1,143,415

Costs and expenses:
     Production                                                     347,326             445,288
     Marketing and selling                                        1,053,579             645,481
     Depreciation and amortization                                  138,270             117,926
     General and administrative                                     533,361             470,524
                                                                -----------         -----------
                                                                  2,072,536           1,679,219
                                                                -----------         -----------
Loss from operations                                               (328,993)           (535,804)

Other expense, net                                                     (370)           (184,478)
                                                                -----------         -----------
Net loss                                                        $  (329,363)        $  (720,282)
                                                                ===========         ===========

Net loss per common share - basic and diluted                   $     (0.06)        $     (0.14)
                                                                ===========         ===========

Shares used in computing net loss per share
     - basic and diluted                                          5,420,379           5,126,911
                                                                ===========         ===========

                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                             MARCH 31,          MARCH 31,
                                                                               2002               2001
                                                                          -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $  (329,363)        $  (720,282)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            138,270             117,926
     Accretion of unearned compensation                                          --                   290
     Bad debt expense                                                         (24,077)             34,381
     Exchange of common stock for services                                       --                 9,000
     Issuance of stock warrants in exchange for goods and services               --                16,749
     Exchange of advertising for machinery and equipment                         --               (10,797)
     Write-down of investment in AroundCampus, Inc.                              --               200,000
     Increase in restricted cash                                                 --               (93,647)
     Decrease in accounts receivable                                           28,303              15,443
     Decrease in directories in progress                                       39,510               8,147
     Decrease (increase) in other assets                                       25,034            (116,227)
     (Decrease) increase in accounts payable                                  (73,220)             19,611
     Increase in accrued expenses                                               2,133              94,937
     (Decrease) increase in deferred revenue                                 (349,776)            191,222
                                                                          -----------         -----------
Net cash used in operating activities                                        (543,186)           (233,247)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                       (5,821)            (15,009)
                                                                          -----------         -----------
Net cash used in investing activities                                          (5,821)            (15,009)

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of mortgage principal                                          (13,333)            (13,333)
     Purchase of treasury stock                                              (150,000)               --
                                                                          -----------         -----------
Net cash used in financing activities                                        (163,333)            (13,333)

                                                                          -----------         -----------
Net decrease in cash and cash equivalents                                    (712,340)           (261,589)
Cash and cash equivalents at beginning of period                            2,227,499           2,164,714
                                                                          -----------         -----------
Cash and cash equivalents at end of period                                $ 1,515,159         $ 1,903,125
                                                                          ===========         ===========

                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                       MARCH 31,      MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION                       2002           2001
                                                     --------------------------

Interest paid                                        $     7,926    $    12,078
                                                     ===========    ===========

Exchange of advertising for supplies and services    $    18,760    $     9,943
                                                     ===========    ===========

Receipt of stock in exchange for automobile          $    20,900             --
                                                     ===========    ===========



















                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     1. Basis of Presentation

The accompanying unaudited consolidated interim financial statements of 1-800-ATTORNEY, Inc. (formerly Attorneys.com, Inc. until June 1, 2001) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated interim financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation adopted in 2002.

     2. Consolidation

The consolidated financial statements include the accounts of 1-800-ATTORNEY, Inc., and its wholly-owned subsidiary PCNA Communications Corporation since its incorporation on October 14, 1998 (collectively, the Company). Intercompany transactions have been eliminated in consolidation.

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

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

     6. Intangible Assets

Intangible assets are comprised of web site development costs, intellectual property rights associated with our toll-free telephone number and trademark (1-800-ATTORNEY), and Internet web site addresses. The web site development costs, capitalized in accordance with Emerging Issues Task Force Issue No. 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, are recorded at cost. Intangible assets are amortized over the estimated useful lives of the assets, which are either 30 or 60 months, using the straight-line method.

     7. Revenue Recognition

Print directory advertising revenues and related costs are recorded by the Company upon shipment of directories. Internet advertising revenues are recognized over the life of the Internet advertising contracts, which generally are one year. Revenues for the attorney marketing business are recognized over the service periods of the contracts, which are expected to be one year. Related direct costs are recognized when incurred.

Deferred revenue represents amounts received from advertisers prior to shipment of the related directories and amounts received from attorneys in advance of the applicable service periods for the attorney marketing business.

     8. Investment in AroundCampus, Inc.

The investment in AroundCampus, Inc. (ACI) (formerly College Directory Publishing Corporation) was accounted for on the cost basis as the Company did not participate in ACI's management. In April 2001, the Company's management decided, based upon discussions with ACI's management, that it was unlikely that the Company would realize any benefit from its equity interest in ACI. The carrying value of the investment ($200,000) was written off as an other expense, in the 2001 statement of operations.

     9. Stock-based Compensation

The Company accounts for employee stock-based compensation under the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Accounting for the issuance of stock options under the provisions of APB No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at a price which approximates the fair market value of the Company's common stock on the date of grant.

     10. Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

     11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share in accordance with SFAS No. 128, EARNINGS PER SHARE:

                                                    Three months ended March 31,
                                                        2002           2001
                                                    ---------------------------
  Numerator:
    Net loss                                        $  (329,363)    $  (720,282)
                                                    -----------     -----------
    Numerator for basic loss per common share-
      loss available to common shareholders         $  (329,363)    $  (720,282)

    Effect of dilutive securities                            --              --
                                                    -----------     -----------
    Numerator for diluted loss per common share-
      loss available to common shareholders
      after assumed conversions                     $  (329,363)    $  (720,282)

  Denominator:
    Denominator for basic and diluted loss per
      common share - weighted-average shares          5,420,379       5,126,911
                                                    -----------     -----------
  Net loss per common share                         $     (0.06)    $     (0.14)
                                                    ===========     ===========

In computing diluted loss per share for 2002 and 2001, 6,181 and 33,037 common share equivalents, respectively, were excluded from the diluted loss per common share computation because their effect would have been antidilutive.

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

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

     12. Business Segments (continued)

The following table shows net sales, costs and expenses, and loss from operations by business segment for the three months ended March 31, 2002:

                                              Three months ended March 31, 2002
                                            Attorney         Print
                                           Marketing       Directory        Total
                                          ------------------------------------------

     Net sales                            $    801,048   $    942,495   $  1,743,543
     Costs and expenses:
       Operating expenses                    1,099,731        834,535      1,934,266
       Depreciation and amortization           113,906         24,364        138,270
                                          ------------------------------------------
                                             1,213,637        858,899      2,072,536
                                          ------------------------------------------
     Loss from operations                 $   (412,589)  $     83,596   $   (328,993)
                                          ==========================================

The following table shows net sales, costs and expenses, and loss from operations by business segment for the three months ended March 31, 2001 as if the attorney marketing segment was in operation as of January 1, 2001:

                                               Three months ended March 31, 2001
                                            Attorney         Print
                                           Marketing      Directory         Total
                                          ------------------------------------------
     Net sales                            $         --   $  1,143,415   $  1,143,415
     Costs and expenses:
       Operating expenses                      365,987      1,195,306      1,561,293
       Depreciation and amortization            73,017         44,909        117,926
                                          ------------------------------------------
                                               439,004      1,240,215      1,679,219
                                          ------------------------------------------
     Loss from operations                 $   (439,004)  $    (96,800)  $   (535,804)
                                          ==========================================

The following table provides the allocation of assets among the two operating segments and headquarters as of March 31, 2002:

                                 Assets
                               ----------
     Attorney marketing        $1,271,153
     Print directory            1,141,285
     Headquarters               1,596,854
                               ----------
     Total                     $4,009,292
                               ==========

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002




13.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
     The following table sets forth our consolidated results of operations for the periods indicated:

                                                       Three months ended March 31,                        Change        Change
                                                   2002                            2001                     in $s        as a %
                                         -----------------------------------------------------------------------------------------
Net sales                                 $1,743,543    100.0%            $1,143,415     100.0%           $ 600,128        52.5%
Costs and expenses:
    Production                               347,326     19.9%               445,288      38.9%             (97,962)      (22.0)%
    Marketing and selling                  1,053,579     60.5%               645,481      56.5%             408,098        63.2%
    Depreciation and amortization            138,270      7.9%               117,926      10.3%              20,344        17.3%
    General and administrative               533,361     30.6%               470,524      41.2%              62,837        13.4%
                                         ---------------------------------------------------------------------------
                                           2,072,536    118.9%             1,679,219     146.9%             393,317        23.4%
                                         ---------------------------------------------------------------------------
Loss from operations                        (328,993)   (18.9)%             (535,804)    (46.9)%            206,811       (38.6)%
Other expense, net                              (370)     0.0%              (184,478)    (16.1)%            184,108       (99.8)%
                                         ---------------------------------------------------------------------------
Net loss                                 $  (329,363)   (18.9)%          $  (720,282)    (63.0)%          $ 390,919       (54.3)%
                                         ===========================================================================

     The following table sets forth our results of operations for our attorney marketing business (only) for the periods indicated:

                                                     Three months ended March 31,                          Change        Change
                                                   2002                       2001                          in $s        As a %
                                         -----------------------------------------------------------------------------------------
Net sales                                $   801,048    100.0%            $       --                      $ 801,048
Costs and expenses:
    Production                               102,989     12.9%                 1,000                        101,989     10198.9%
    Marketing and selling                    643,457     80.3%               101,444                        542,013       534.3%
    Depreciation and amortization            113,906     14.2%                73,017                         40,889        56.0%
    General and administrative               353,285     44.1%               263,543                         89,742        34.1%
                                         ---------------------------------------------------------------------------
                                           1,213,637    151.5%               439,004                        774,633       176.5%
                                         ---------------------------------------------------------------------------
Loss from operations                     $  (412,589)   (51.5)%           $ (439,004)                    $   26,415        (6.0)%
                                         ============================================                   ============

     The following table sets forth our results of operations for our print directory business (only) for the periods indicated:

                                                       Three months ended March 31,                        Change        Change
                                                   2002                            2001                     in $s        as a %
                                         -----------------------------------------------------------------------------------------
Net sales                                $   942,495    100.0%            $1,143,415     100.0%           $(200,920)      (17.6)%
Costs and expenses:
    Production                               244,337     25.9%               444,288      38.9%            (199,951)      (45.0)%
    Marketing and selling                    410,122     43.5%               544,037      47.6%            (133,915)      (24.6)%
    Depreciation and amortization             24,364      2.6%                44,909       3.9%             (20,545)      (45.7)%
    General and administrative               180,076     19.1%               206,981      18.1%             (26,905)      (13.0)%
                                         ---------------------------------------------------------------------------
                                              858,899    91.1%             1,240,215     108.5%            (381,316)      (30.7)%
                                         ---------------------------------------------------------------------------
Loss from operations                     $     83,596     8.9%            $  (96,800)     (8.5)%         $  180,396      (186.4)%
                                         ===========================================================================

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

RESULTS OF OPERATIONS (CONTINUED)
----------------------

     Net sales in the first quarter of 2002 included $801,000 relating to the attorney marketing business. There were no revenues from the attorney marketing business in the first quarter of 2001. Net sales relating to print directory operations decreased $201,000 to $942,000 in the most recent quarter from $1,143,000 in the first quarter of 2001. This decrease resulted from a reduction in the number of directories published. In the first quarter of 2002, we published 14 directories that generated an average of $65,000 per directory in net sales. In the same period in 2001 we published 18 directories at an average of $61,000 per directory in net sales. For the 10 directories published in both years, aggregate revenues in the first quarter of 2002 decreased approximately $95,000 from aggregate revenues in the same period a year earlier.

     Our production costs decreased $98,000 in the first quarter of 2002 from the same period in 2001 in spite of an increase of $102,000 of such costs for the same periods relating to the attorney marketing business. The costs relating to the attorney marketing business are primarily for the operation of a telephone call center that processes the calls received in response to our television advertising for our 1-800-ATTORNEY network. Print directory production costs decreased in the most recent quarter from the same period a year earlier due to the reduced number of directories published (14 compared to 18, as mentioned in the paragraph above), reductions in the "white page" content included in the directories, and reductions in the quantity of books printed and distributed.

     Our marketing and selling expenses in the first quarter of 2002 increased $408,000 compared to the first quarter of 2001, primarily as a result of an increase of $542,000 relating to our attorney marketing business. Of this increase, $465,000 was for television advertising of our 1-800-ATTORNEY network and related agency fees in the first quarter of 2002; there was no such television advertising or fees in the first quarter of 2001. The balance of the increase related primarily to increased sales staff and travel expenses in 2002. Marketing and selling costs relating to our print directory business decreased to 43.5% of print directory net sales in the first quarter of 2002 from 47.6% of print directory net sales in the same period a year earlier, primarily as a result of reductions in payroll costs.

     Depreciation and amortization expense increased in the first quarter of 2002 over that in the same period a year earlier as a result of certain web site development costs for which amortization began in mid-2001 with our final acceptance of the development work done by a third-party. These costs are being amortized over an estimated useful life of 30 months.

     The increase of $63,000 in general and administrative expenses in the first quarter of 2002 over that in the first quarter of 2001 may be attributed solely to severance payments and legal expenses incurred as a result of the resignation of Mr. Balise, our former president and CEO, in January 2002.

     In March 2001 we wrote off the entire $200,000 valuation of our equity interest in AroundCampus, Inc. that we acquired in June 1998 in connection with our sale of a former subsidiary. This write-off is included in "Other expense, net.'

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

RESULTS OF OPERATIONS (CONTINUED)
---------------------

     On January 18, 2002, Peter Balise, our former chairman, president and CEO who founded the Company in 1993 resigned, and a member of our board of directors, Matt Butler, was appointed to those positions. On April 8, 2002, Mr. Butler resigned and Bill Wrigley, our chief operating officer since August 1998 and a member of our board of directors since November 1998, was appointed as interim chairman, president and CEO.

     Given the Company's history of operating performance, we are focusing more on positive cash flow and "bottom line" results rather than revenue growth. We recognize that our print directory business has limited growth opportunities; for this reason, we are considering our best alternatives for its future while, in the meantime, endeavoring to maximize its operating results, as evidenced by the most recent quarter's results.

     The plan upon which our attorney marketing business was launched last year has proven unsuccessful as evidenced by the very high rates of cancellation among participating attorneys. This past February, the decision was made to discontinue selling efforts for the attorney marketing business and to terminate most of our sales force. We recognize the principal factors that we believe were instrumental in the lack of success and now have a revised plan that we believe addresses these factors. We plan to resume selling efforts very soon in Baltimore and Washington, D.C., both of which are new markets for us.

     In addition to a revised plan for our attorney marketing business in major markets, we very recently tested a new business model for smaller markets. This new business model is based on the concept of exclusive market licensing of our 1-800-ATTORNEY toll-free telephone number and trademark to attorneys or law firms in metropolitan markets which we deem as too small to support a network of attorneys. Based upon the test results, we do not expect this smaller-market licensing model to become a major portion of our revenues. We also have created a plan for selling attorney listings on our www.1-800-ATTORNEY.com web site (which also is accessible through www.attorneys.com and numerous similar variations of these two addresses). As with the smaller-market exclusive licensing business, we would not expect to realize major portions of our revenues from the web site attorney listings business, but we believe that it may make worthwhile contributions to our net income because of its low operating costs and higher gross margins.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our balance of cash and equivalents decreased $712,000 during the three months ended March 31, 2002. Of this decrease, approximately $215,000 related to our net loss, approximately $350,000 related to a decrease in deferred revenues, and $150,000 related to the purchase of Company shares (at a discount from market) from Peter Balise, the Company's former chairman and CEO, as part of his severance agreement. We paid an additional $100,000 to Mr. Balise during the most recent quarter in connection with his severance; of this, approximately $66,000 was expensed and is reflected in our net loss. We also paid approximately $50,000 in legal fees during the quarter in connection with Mr. Balise's departure. Of the decrease in our deferred revenues, $250,000 occurred in our attorney marketing business and $100,000 occurred in our print directory business.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------

     As of May 14, 2002, we had approximately $1,358,000 in cash invested in a money market account in addition to the varying balances we maintain in our operating checking accounts.

     In April 2002 we were notified by the bank that holds the mortgage on our building and property that the note was payable in full as of April 30, 2002, as a result of our default in maintaining the required minimum level of funds flow for fiscal year 2001. While we have the cash to pay the note, we have negotiated with the bank to postpone the due date for the payment in full until October 1, 2002 in exchange for a revision of the interest from a floating rate to a fixed rate of 8.5% from April 5 until October 1, 2002. We currently are exploring several alternatives with regard to the building, which include its possible listing for sale. Based upon initial meetings with a commercial real estate broker, we estimate that our equity in our building, net of paying off the mortgage and a realtor's selling fee, would be in the range of $400,000. We have been advised that alternative office space is available in our geographic area on a sub-lease basis for a term of two years or less at rates substantially below prime lease rates for the same space. Therefore, if we were to sell our building, we believe that we could find alternative space on beneficial terms.

     On April 8, 2002, Matt Butler resigned as chairman, president and CEO of the Company. Mr. Butler had served in these positions only since January 18 of this year. Mr. Butler's employment contract had not been consummated as of the time of his resignation and he had received only reimbursement of certain expenses during the time of his service as an officer. On May 15, 2002, we finalized an agreement with Mr. Butler regarding his severance compensation. Pursuant to the agreement, Mr. Butler will receive a lump-sum payment of $43,331 and an additional payment of $2,700 as an auto allowance for the term of his service. The Company also will pay $79,920 to Mr. Butler in exchange for 266,400 shares of Company common stock and cancellation of stock options and warrants held by Mr. Butler.

     We are currently pursuing certain opportunities for both our print directory and attorney marketing businesses that would be near-term sources of cash; however, we can make no assurance that our efforts will be successful. If we are not successful, it is possible that our stock could be de-listed from the Nasdaq SmallCap market and placed on the Nasdaq bulletin board market due to our not meeting the minimum requirement for net tangible assets or shareholders' equity. See also "Risks Relating to Our Common Stock" in our annual report on Form 10-KSB filed on April 1, 2002.

     We cannot assure that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months, nor can we assure that we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

FORWARD-LOOKING STATEMENTS
--------------------------

     The statements made above relating to our focus now being more on positive cash flow and "bottom line" results rather than revenue growth, to our efforts to maximize our print directory business' operating results and our determination of its best future alternatives, to our identification of the factors causing the lack of success of our attorney marketing business and our new plan to address these factors and go forward, to a worthwhile contribution to our net income being feasible either from a new exclusive licensing business for smaller markets or from the sale of attorney listings on our web site, and to our ability find appropriate office space on suitable terms if we were to sell our building and have to re-locate are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 19975. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to identify and successfully implement strategies and actions that, while reducing expenses, do not also reduce revenues even more so as to negatively impact earnings, 2) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 3) continued high rates of cancellation of existing attorney marketing sales contracts before their one-year term by attorneys who chose to exercise that option, 4) unexpected downturns in our print directory business, including national and local economic factors that will reduce advertising sales, 5) our reliance upon the performance of third parties upon whom we have limited influence or control, 6) whether the capital markets would find our current business or our business plans acceptable for investment, 7) the intense competition we face both in our current and planned businesses and in the market for raising additional capital, and 8) our ability to convince sources of capital that our management is able to carry out its new business strategy. For more information regarding some of the ongoing risks and uncertainties of our business, see our annual report on Form 10-KSB that we filed with the Securities and Exchange Commission on April 1, 2002.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002

                           PART II - OTHER INFORMATION


ITEM 5. Other Information

        Not applicable.


ITEM 6. Exhibits and Reports on Form 8-K

         a.  Exhibits

             None.

         b. A report dated January 18, 2002 on Form 8-K was filed regarding the resignation of Peter S. Balise as chairman, president and chief executive officer of the Company.

                              1-800-ATTORNEY, INC.
                          FORM 10-QSB - MARCH 31, 2002




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2002 by the undersigned, thereunto duly authorized.


                                     1-800-ATTORNEY, INC.


                                     /s/ James M. Koller
                                     -----------------------------------------
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)