Form 10QSB
period 2002-06-30
1-800 ATTORNEY INC
filed 2002-08-14
CIK 1010615

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


                  For the quarterly period ended June 30, 2002


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

                                 [X] Yes  [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                               Outstanding at August 14, 2002
---------------------------                   ------------------------------
Common Stock:  no par value                              682,289*
                                             *after giving effect to a 1-for-8
                                            reverse stock split on July 30, 2002

Transitional Small Business Disclosure Format (check one):      [_] Yes  [X] No
================================================================================

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002


                                      INDEX

                                                                        Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
               as of June 30, 2002 (unaudited) and December 31, 2001       3

         Consolidated Statements of Operations
               for the three and six months ended June 30, 2002 and
               2001 (unaudited)                                            4

         Consolidated Statements of Cash Flows
               for the six months ended June 30, 2002 and
               2001 (unaudited)                                        5 - 6

         Notes to unaudited consolidated interim financial
               statements                                             7 - 11

ITEM 2.  Management's Discussion and Analysis of Interim
                  Financial Condition and Results of Operations      12 - 16


                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities                                            17

ITEM 4.  Submission of Matters to a Vote of Securities Holders            17

ITEM 5.  Other Information                                                17

ITEM 6.  Exhibits and Reports on Form 8-K                                 17

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002



                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,        DECEMBER 31,
                                                                                         2002                2001
                                                                            ---------------------------------------
ASSETS                                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                      $1,189,516         $2,227,499
     Accounts receivable, less allowance for doubtful
          accounts of $76,678 at June 30, 2002
          and $179,591 at December 31, 2001                                            131,557            218,144
     Directories in progress                                                           231,386            238,279
     Other current assets                                                              164,019            207,571
                                                                            --------------------------------------
Total current assets                                                                 1,716,478          2,891,493

Furniture and equipment, net                                                            78,588          1,011,021
Real property held for sale, net                                                       871,916                ---
Intangible assets, net                                                                 734,946            959,542
Deferred tax asset                                                                      78,000             78,000
Other assets                                                                             2,795              3,695
                                                                            --------------------------------------
Total assets                                                                        $3,482,723         $4,943,751
                                                                            ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $205,442           $328,578
     Accrued expenses                                                                  120,239            136,396
     Deferred revenue                                                                  729,196          1,247,708
     Deferred tax liability                                                             78,000             78,000
     Mortgage payable                                                                  506,667            533,333
                                                                            --------------------------------------
Total current liabilities                                                            1,639,544          2,324,015

Notes payable                                                                          100,000            100,000
                                                                            --------------------------------------
Total liabilities                                                                    1,739,544          2,424,015

Shareholders' equity:
     Common shares, no par value:
          1,875,000 shares authorized; 638,540 shares issued
          and outstanding at June 30, 2002; 702,059 shares
          issued and outstanding at December 31, 2001                               10,659,738         10,659,738
     Paid-in capital for stock warrants                                                238,316            238,316
     Accumulated deficit                                                            (7,722,218)        (7,196,481)
     Treasury stock; 269,244 and 205,725 shares, at cost,
          at June 30, 2002 and December 31, 2001, respectively                      (1,432,657)        (1,181,837)
                                                                            ---------------------------------------
Total shareholders' equity                                                           1,743,179          2,519,736
                                                                            --------------------------------------
Total liabilities and shareholders' equity                                          $3,482,723         $4,943,751
                                                                            ======================================

                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  JUNE 30,            JUNE 30,            JUNE 30,          JUNE 30,
                                                    2002                2001                2002              2001
                                           -------------------------------------   -----------------------------------
Net sales                                        $1,134,648          $1,207,953          $2,969,592        $2,351,368

Costs and expenses:
     Production                                     234,153             604,561             581,479         1,049,849
     Marketing and selling                          498,875             823,154           1,552,454         1,468,635
     Depreciation and amortization                  135,695             109,842             273,965           227,768
     General and administrative                     459,526             479,254           1,084,288           949,778
                                           --------------------------------------  ------------------------------------

                                                  1,328,249           2,016,811           3,492,186         3,696,030
                                           --------------------------------------  ------------------------------------
Loss from operations                               (193,601)           (808,858)           (522,594)       (1,344,662)

Other income (expense), net                          (2,773)             11,678              (3,143)         (172,800)
                                           --------------------------------------  ------------------------------------

Net loss                                          ($196,374)          ($797,180)          ($525,737)      ($1,517,462)
                                           ======================================  ====================================

Net loss per common share -
   basic and diluted                                 ($0.30)             ($1.24)             ($0.79)          ($2.36)
                                           ======================================  ====================================

Shares used in computing net loss
   per common share - basic and
   diluted                                          655,373              644,301            666,399           642,592
                                           ======================================  ====================================


                             See accompanying notes.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                           JUNE 30,             JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                          2002                 2001
                                                                                   --------------------------------------
Net loss                                                                                 ($525,737)         ($1,517,462)
Adjustments to reconcile net loss to net cash to net cash
used in operating activities:
     Depreciation and amortization                                                         273,965              227,768
     Accretion of unearned compensation                                                        ---                  484
     Bad debt expense                                                                       88,192               80,048
     Exchange of common stock for services                                                     ---              122,056
     Issuance of stock warrants in exchange for goods and services                             ---               24,383
     Exchange of advertising for machinery and equipment                                       ---              (10,797)
     Write-down of investment in AroundCampus, Inc.                                            ---              200,000
     Increase in accounts receivable                                                        (1,605)             (75,767)
     Decrease (increase) in directories in progress                                          6,893              (21,956)
     Decrease (increase) in other assets                                                    44,452             (388,082)
     (Decrease) increase in accounts payable                                              (123,136)              80,041
     (Decrease) increase in accrued expenses                                               (16,157)             115,398
     (Decrease) increase in deferred revenue                                              (518,512)             848,751
                                                                                   ---------------------------------------
Net cash used in operating activities                                                     (771,645)            (315,135)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                    (9,752)             (18,489)
                                                                                   ---------------------------------------
Net cash used in investing activities                                                       (9,752)             (18,489)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the exercise of stock options                                               ---               12,668
     Repayment of mortgage principal                                                       (26,666)             (26,667)
     Purchase of treasury stock                                                           (229,920)                 ---
                                                                                   ---------------------------------------
Net cash used in financing activities                                                     (256,586)             (13,999)

Net decrease in cash and cash equivalents                                               (1,037,983)            (347,623)
Cash and cash equivalents at beginning of period                                         2,227,499            2,196,585
                                                                                   ---------------------------------------
Cash and cash equivalents at end of period                                              $1,189,516           $1,848,962
                                                                                   =======================================

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                          JUNE 30,             JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION                                                           2002                 2001
                                                                                   ---------------------------------------
Cash paid during the period for:
     Interest                                                                              $15,114              $18,770
                                                                                   =======================================

Supplemental noncash activities:

     Exchange of advertising for supplies and services                                     $36,186              $19,734
                                                                                   =======================================

     Receipt of company common stock in exchange for automobile                            $20,900                 ---
                                                                                   =======================================




















                            See accompanying notes.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

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

         5.  Directories in Progress

Costs accumulated under directories in progress are stated at estimated costs of selling advertising in directories not yet published and consist primarily of salaries and commissions, not in excess of estimated realizable value based upon historical data.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

         6.  Real Property Held for Sale

Long-lived assets held for sale are evaluated by comparison of the carrying value to fair value less costs to sell. If the carrying value exceeds fair value less costs to sell, the assets are adjusted to fair value less costs to sell. In June 2002, the Company listed for sale its office building and related land. These assets have been recorded at their carrying value at June 30, 2002.

         7.  Intangible Assets

Intangible assets are comprised of web site development costs, intellectual property rights associated with the Company's toll-free telephone number and trademark (1-800-ATTORNEY), and Internet web site addresses. The web site development costs, capitalized in accordance with Emerging Issues Task Force Issue No. 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS, are recorded at cost. Intangible assets are amortized over the estimated useful lives of the assets, which are either 30 or 60 months, using the straight-line method.

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

         9.  Investment in AroundCampus, Inc.

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

         10.  Stock-based Compensation

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

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

         11.  Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         12.  Shareholders' Equity

On July 29, 2002, the Company announced that its Board of Directors had unanimously voted to amend the Company's Articles of Incorporation to effect a 1-for-8 reverse split of all outstanding shares of the Company's common stock effective as of the close of business on July 29, 2002. All share and per share information included in these unaudited consolidated interim financial statements have been retroactively adjusted to reflect this reverse stock split.

         13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share in accordance with SFAS No. 128, EARNINGS PER SHARE:


                                                              Three months ended June 30,         Six months ended June 30,
                                                                    2002            2001            2002              2001
                                                          -------------------------------  ---------------------------------
Numerator:
    Net loss from continuing operations                        ($196,374)     ($797,180)        ($525,737)     ($1,517,462)
                                                          -------------------------------  ---------------------------------
    Numerator for basic loss per common share -
      loss available to common shareholders                    ($196,374)     ($797,180)        ($525,737)     ($1,517,462)

    Effect of dilutive securities                                    ---            ---               ---             ---
                                                          -------------------------------  ---------------------------------
      Numerator for diluted loss per common share -
        loss available to common shareholders
        after assumed conversions                              ($196,374)     ($797,180)        ($525,737)     ($1,517,462)

Denominator:
    Denominator for basic loss per common share -
      weighted-average shares                                    655,373        644,301           666,399          642,592

    Effect of dilutive securities                                    ---            ---               ---              ---
                                                          -------------------------------  ---------------------------------
      Denominator for diluted loss per common
        share - adjusted weighted-average shares
        and assumed conversions                                  655,373        644,301           666,399          642,592

Basic and diluted loss per common share                           ($0.30)       ($1.24)            ($0.79)          ($2.36)
                                                          ===============================  =================================

In computing diluted loss per common share, common share equivalents relating to unexercised stock options were excluded from the diluted loss per common share computation because their effect would have been antidilutive.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

         14. Business Segments

In conjunction with the launch of the Company's new attorney marketing business on June 4, 2001, the Company began reporting in two operating segments. These are: 1) the publishing of directories of attorney listings and selling of advertising in those directories, and 2) the marketing and operation of an attorney referral or group marketing network. The Company publishes official membership directories for bar associations and it also publishes its own proprietary directories of attorneys for some geographic areas; it relies principally upon the sale of advertising within the directories to generate its revenues for this segment. The attorney marketing business segment operates by contracting with attorneys for participation in the referral network by area of practice and by geographic area. The Company generates its revenues from the fees it charges attorneys for participation in the network. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains and losses from investments or extraordinary items not directly related to an operating segment. There are no intersegment revenues. Both operating segments are based in the Company's corporate headquarters in Lake Helen, Florida. For determining operating results, management uses estimates to allocate charges for goods, services, or assets that are shared by both operating segments. The following table shows net sales, costs and expenses, and loss from operations by business segment for the three months ended June 30, 2002 and 2001:

                                           Three months ended June 30, 2002           Three months ended June 30, 2001
                                           Attorney         Print                    Attorney       Print
                                         marketing     directories     Total        marketing    directories      Total
                                      ---------------------------------------------------------------------------------------
 Net sales                                  $540,061      $594,587    $1,134,648      $106,942     $1,101,011    $1,207,953
 Costs and expenses:
    Operating expenses                       555,818       636,736     1,192,554       734,792      1,172,177     1,906,969

    Depreciation and amortization            113,388        22,307       135,695         72,071        37,771       109,842
                                      ---------------------------------------------------------------------------------------
                                             669,206       659,043     1,328,249       806,863      1,209,948     2,016,811
                                      ---------------------------------------------------------------------------------------
 Loss from operations                      ($129,145)     ($64,456)    ($193,601)    ($699,921)    ($108,937)     ($808,858)
                                      =======================================================================================

The following table provides net sales, costs and expenses, and loss from operations for the six months ended June 30, 2002 and 2001 as if the attorney marketing business segment was in operation as of January 1, 2001:

                                           Six months ended June 30, 2002                Six months ended June 30, 2001
                                         Attorney          Print                     Attorney         Print
                                       marketing      directories      Total        marketing     directories        Total
                                    --------------------------------------------------------------------------------------------
 Net sales                               $1,432,510     $1,537,082    $2,969,592       $106,942      $2,244,426     $2,351,368
 Costs and expenses:
    Operating expenses                    1,746,950      1,471,271     3,218,221      1,100,779       2,367,483      3,468,262

    Depreciation and amortization           227,294         46,671       273,965        145,088          82,680        227,768
                                    --------------------------------------------------------------------------------------------
                                          1,974,244      1,517,942     3,492,186      1,245,867       2,450,163      3,696,030
                                    --------------------------------------------------------------------------------------------
 Income (loss) from operations            ($541,734)       $19,140     ($522,594)   ($1,138,925)      ($205,737)   ($1,344,662)
                                    ============================================================================================

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (CONTINUED)

         14. Business Segments (continued)

The following table provides the allocation of assets among the two operating segments and headquarters as of June 30, 2001:

                                     June 30,       Dec 31,      June 30,
                                       2002          2001          2001
                                --------------------------------------------
         Attorney marketing         $1,136,133    $1,295,150   $1,301,162
         Print directory             1,079,073     1,339,406    1,466,451
         Headquarters                1,267,517     2,309,195    2,309,807
                                --------------------------------------------
         Total                      $3,482,723    $4,943,751   $5,077,420
                                ============================================

         15.  Subsequent Events

On July 26, 2002, the Company closed on a $300,000 cash transaction with Skinder-Strauss Associates for the sale of the publishing rights to eleven of the legal directories published by the Company's wholly-owned subsidiary, PCNA Communications Corporation. The acquired directories include both official bar membership directories and PCNA Communication's proprietary LEGAL SOURCE directories. Under the agreement, PCNA Communications Corporation will continue under license to produce the 2002 editions of five of the directories remaining for publication by year-end. The transaction increased the Company's cash reserves by $200,000; the balance of $100,000 is being held in escrow and will be released in $20,000 increments (per directory publication) as the Company publishes and provides certain deliverables for the five directories for which the Company maintains publishing responsibility in 2002.

On July 29, 2002, the Company announced that its Board of Directors has unanimously voted to amend the Company's Articles of Incorporation to effect a 1-for-8 reverse split of all outstanding shares of the Company's common stock effective as of the close of business on July 29, 2002. The action was taken as part of an effort to maintain the Company's listing on the Nasdaq SmallCap market. No fractional shares will be issued in connection with the reverse stock split; instead, any fractional share resulting from the reverse stock split will be rounded up to the nearest whole share. All of the Company's convertible securities, including options, warrants, convertible debt instruments and other securities were also automatically adjusted as of the effective date.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         The table below shows the changes in our results of operations for the three and six months ended June 30, 2002, from the same periods a year earlier:

                                           Three months ended           Three months ended                Change  Change
                                              June 30, 2002                June 30, 2001                   in $s    as %
                                        --------------------------    -------------------------   -------------------------
Net sales                                   $1,134,648   100.0%           $1,207,953   100.0%           ($73,305)   -6.1%
Costs and expenses:
     Production                                234,153    20.6%              604,561    50.1%           (370,408)  -61.3%
     Marketing and selling                     498,875    44.0%              823,154    68.1%           (324,279)  -39.4%
     Depreciation and amortization             135,695    12.0%              109,842     9.1%             25,853    23.5%
     General and administrative                459,526    40.5%              479,254    39.7%            (19,728)   -4.1%
                                        --------------------------    -------------------------   ---------------
                                             1,328,249   117.1%            2,016,811   167.0%           (688,562)  -34.1%
                                        --------------------------    -------------------------   ---------------
Loss from operations                         ($193,601)  -17.1%            ($808,858)  -67.0%           $615,257   -76.1%


                                             Six months ended             Six months ended                Change  Change
                                              June 30, 2002                June 30, 2001                   in $s      As %
                                        ---------------------------   -------------------------   --------------------------
Net sales                                  $2,969,592     100.0%         $2,351,368     100.0%          $618,224    26.3%
Costs and expenses:
     Production                               581,479      19.6%          1,049,849      44.6%          (468,370)  -44.6%
     Marketing and selling                  1,552,454      52.3%          1,468,635      62.5%            83,819     5.7%
     Depreciation and amortization            273,965       9.2%            227,768       9.7%            46,197    20.3%
     General and administrative             1,084,238      36.5%            949,778      40.4%           134,510    14.2%
                                        ---------------------------   -------------------------   ---------------
                                            3,492,186     117.6%          3,696,030     157.2%          (203,844)   -5.5%
                                        ---------------------------   -------------------------   ---------------
Loss from operations                        ($522,594)    -17.6%        ($1,344,662)    -57.2%          $822,068   -61.1%


         The table below shows the changes in certain items by business segment for the three and six months ended June 30, 2002, from the same periods a year earlier:

                                                Three months ended June 30,                  Six months ended June 30,
                                              2002           2001        Change           2002           2001        Change
                                     ----------------------------------------------------------------------------------------
 Print directory business
      Net sales                           $594,587     $1,101,011     ($506,424)    $1,537,082     $2,244,426     ($707,344)
      Operating income (loss)             ($64,456)     ($108,937)      $44,481        $19,140      ($205,737)     $224,877
      No. of directories published              10             20           (10)            24             38           (14)
      Avg revenues per directory           $56,735        $52,889        $3,846        $62,060        $56,743        $5,317
 Attorney marketing business

      Net sales                           $540,061       $106,942      $433,119     $1,432,510       $106,942    $1,325,568
      Operating loss                     ($129,145)     ($699,921)     $570,776      ($541,734)   ($1,138,925)     $597,191

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

RESULTS OF OPERATIONS (CONTINUED)
---------------------
         Both of our operating segments (see Note 14 to our unaudited interim consolidated financial statements contained elsewhere in this report) realized improved operating results for the three and six months ended June 30, 2002. The decreases in net sales for our print directory business were the result of publishing fewer directories, as average net sales per directory improved in both the three and six months ended June 30, 2002. Numerous directories published in 2001 were eliminated from the 2002 publication schedule as part of an effort that also included cost reductions to improve operating results. Net sales for our attorney marketing business were only $106,942 for both the three and six months ended June 30, 2001 because the business first began to provide services and recognize revenues in June 2001.

         Production costs as a percentage of net sales in the most recent quarter were significantly reduced in both our attorney marketing business and our print directory business. Production costs for our attorney marketing business, which are almost entirely related to the operation of a telephone call center, were reduced to $43,714, or 8% of the related sales in the most recent quarter, from $119,647, or 112% of the related net sales for the same quarter in 2001. While the call center first went "live" on June 4, 2001, there were significant costs in hiring, training, and systems implementation earlier in that quarter. Production costs for our attorney marketing business were $146,469 or 10% in the first half of 2002 as compared to $120,647 or 113% in the first half of 2001. Production costs for our print directory business decreased to 32% of the related net sales in the most recent quarter compared to 44% for the same period a year earlier. For the six-month periods, production costs for our print directory business decreased to 28% of the related net sales in the most recent quarter compared to 41% for the same period a year earlier. Lower printing and distribution costs were the source of the reductions. Reductions in production labor also were made that were approximately proportionate to the lower sales volume.

         Marketing and selling expenses for our print directory business increased less than 1% as a percentage of net sales in spite of the significantly lower sales volume. For the six months ended June 30, 2002 and 2001, marketing and selling expenses for our print directory business were 44% and 46% of the related net sales, respectively. Marketing and selling expenses for our attorney marketing business were 43% of the related net sales in the most recent quarter, with television advertising for our 1-800-ATTORNEY marketing network comprising 60% of those expenditures. For the most recent six months, marketing and selling expenses for our attorney marketing business were 61% of the related net sales primarily with television advertising for our 1-800-ATTORNEY marketing network comprising 66% of those expenditures.

         Depreciation and amortization expense increased in the three and six months ended June 30, 2002 over that in the same periods a year earlier as a result of certain web site development costs for which amortization began in mid-2001 with our final acceptance of the development work done by a third-party. At June 30, 2002 we had $411,806 of unamortized costs remaining from a total of $884,664 incurred during 2000 and 2001 to develop a new web site. These costs are being amortized over the estimated useful lives of the assets, which are either 30 or 60 months, using the straight-line method.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002


RESULTS OF OPERATIONS (CONTINUED)
---------------------
         General and administrative (G&A) expenses on a consolidated basis were $134,510 higher in the most recent six month period than in the same period in 2001. All but a few of our G&A expenses were lower in 2002, but increases in those few more than offset the decreases. The largest increase was in legal expense, which rose $101,257 in the six months ended June 30, 2002, over that in the same period in 2001. Approximately $66,000 of our legal expenses in 2002 related to the severances of two former CEOs; another $24,000 of the increase related to our sale of the publishing rights to eleven of our print directories.

         Given the Company's history of operating performance, we are focusing more on positive cash flow and "bottom line" results rather than revenue growth. Past history shows us that our print directory business has limited growth opportunities; for this reason, we are exploring our best alternatives for its future. As a result of our efforts, we have been able to improve its operating results through elimination of unprofitable directories and cost reductions. On July 26, 2002, we closed on a $300,000 cash transaction with Skinder-Strauss Associates for the sale of the publishing rights to eleven of the print directories that we publish, including both official bar membership directories and our proprietary LEGAL SOURCE directories. Under the agreement, we will continue under license to produce the 2002 editions of five directories remaining for publication by year-end. The transaction increased our cash reserves by $200,000; the balance of $100,000 is being held in escrow and will be released to us in $20,000 increments (per directory publication) as we publish and provide certain deliverables relating the five directories scheduled for our publication by year-end. Shareholders' equity will be increased commensurate with the cash receipts, and we will retain all revenues in connection with the five titles that we will yet publish.

         The plan upon which our attorney marketing business was launched last year has proven unsuccessful as evidenced by the very high rates of cancellation among participating attorneys as discussed in our previous reports. This past February, the decision was made to discontinue selling efforts for the attorney marketing business and to terminate most of our sales force. We recognize the principal factors that we believe were instrumental in the lack of success and now have a revised plan that we believe addresses these factors. We have resumed selling efforts in Philadelphia and Washington, D.C., both of which are new markets for us. We also have resumed selling efforts in certain of our Florida markets under our new business model. As with our print directory business, we are focusing more on positive cash flow and "bottom line" results rather than revenue growth

         We also have created a plan for selling attorney listings on our www.1-800-ATTORNEY.com web site (which also is accessible through www.attorneys.com and numerous similar variations of these two addresses). We would not expect to realize major portions of our revenues from the web site attorney listings business, but we believe that it may make worthwhile contributions to our operating results because of its low operating costs and higher gross margins. On July 26, 2002, we entered into a strategic and marketing agreement with eUniverse, Inc., a leading interactive entertainment web-based network. Under the terms of the agreement, eUniverse will assist us in formulating our online business strategy for www.1800attorney.com and create a unique marketing campaign that enables us to offer our services to eUniverse's user base while branding the 1-800-ATTORNEY name. The eUniverse network reaches one in every five Internet users, with a family of subscription based e-mail newsletters and web

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002


RESULTS OF OPERATIONS (CONTINUED)
---------------------
sites. eUniverse will initiate a 12-month promotional and marketing campaign to support the site's growth and generate leads. In consideration for its services, we issued to eUniverse 43,750 unregistered shares of our common stock (after giving effect to our 1-for-8 reverse stock split), having a fair value of approximately $40,000 based upon the market price of our stock at the time the agreement was executed.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         During the first six months of 2002, our balance of cash and cash equivalents decreased $1,037,983; of this decrease, $325,643 occurred in the most recent quarter. Of the six-month decrease, $518,512 related to a decrease in deferred revenues; almost all of this decrease occurred in our attorney marketing business. Another $229,920 of the six-month decrease related to our purchases of Company common shares as part of severance agreements with Messrs. Balise and Butler, former CEOs of the Company. Our net loss for the six months ended June 30, 2002, was responsible for $182,403 of our decrease in cash during that period. Of this, approximately $84,000 related to a severance payment made to Mr. Balise in January 2002 and another $66,000 related to legal fees incurred in the severances of Messrs. Balise and Butler.

         On July 26, 2002, we closed on a $300,000 cash transaction with Skinder-Strauss Associates for the sale of the publishing rights to eleven of the print directories that we publish. The transaction increased our cash reserves by $200,000; the balance of $100,000 is being held in escrow and will be released to us in $20,000 increments as we publish and provide certain deliverables for five of the directories for which we maintain publishing responsibility of the 2002 edition by year-end.

         As of August 14, 2002, we had approximately $1,237,000 in cash invested in a money market account in addition to the varying balances we maintain in our operating checking accounts.

         In April 2002 we were notified by the bank that holds the mortgage on our building and land that the note was payable in full as a result of our default in maintaining the required minimum level of funds flow for fiscal year 2001. We have negotiated with the bank to postpone the due date for the payment in full until October 1, 2002 in exchange for a revision of the interest from a floating rate to a fixed rate of 7.5% from June 3 until October 1, 2002. The amount due on October 1 will be approximately $500,000. In June 2002 we listed our building and land for sale at a price of $1,050,000. We have been advised that alternative office space is available in our geographic area on a sub-lease basis for a term of two years or less at rates substantially below prime lease rates for the same space. Therefore, if we were to sell our building, we believe that we could find alternative space on beneficial terms. During the most recent quarter, we discovered that our building has incurred a mold problem due to leaks in its roof and windows. At the time of this report, we are in the process of obtaining quotations for the needed repairs. We expect that the total repair costs will be in the low six figures. Although we intend to sell our current office building and land before the mortgage principal becomes due on October 1, 2002, in light of the recently discovered mold problem, there can be no assurance that we will be successful. If the building cannot be sold on or before October 1, 2002, and if we cannot refinance the mortgage, we will be obligated and intend to pay off the $500,000 mortgage that will substantially reduce our cash reserves.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
-------------------------------
         On July 29, 2002, we announced a 1-for-8 reverse split of all outstanding shares of the Company's common stock effective as of the close of business on July 29, 2002. The action was taken as part of an effort to maintain our listing on the Nasdaq SmallCap market. All of our convertible securities, including options, warrants, convertible debt instruments and other securities were also automatically adjusted as of the effective date. We continue to explore opportunities for both our print directory and attorney marketing businesses that would be near-term sources of cash; however, we can make no assurance that our efforts will be successful. If we are not successful, it is possible that our stock could be de-listed from the Nasdaq SmallCap market and placed on the Nasdaq bulletin board market due to our not meeting the minimum requirement for net tangible assets or shareholders' equity. See also "Risks Relating to Our Common Stock" in our annual report on Form 10-KSB filed on April 1, 2002.

         We cannot assure that our existing cash balances are sufficient to meet our working capital needs for more than the next 12 months, nor can we assure that we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans.

FORWARD-LOOKING STATEMENTS
--------------------------
         The statements made above relating to our focus now being more on positive cash flow and "bottom line" results rather than revenue growth, to our efforts to improve our print directory business' operating results and our determination of its best future alternatives, to our identification of the factors causing the lack of success of our attorney marketing business and our new plan to address these factors and go forward, to a worthwhile contribution to our net income being feasible from the sale of attorney listings on our web site, and to our ability find appropriate office space on suitable terms if we were to sell our building and have to re-locate are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. The results anticipated by these forward-looking statements may not occur. While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to our industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to identify and successfully implement strategies and actions that, while reducing expenses, do not also reduce revenues even more so as to negatively impact earnings, 2) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 3) continued high rates of cancellation of existing attorney marketing sales contracts before their one-year term by attorneys who chose to exercise that option, 4) downturns in national and local economic factors that reduce advertising sales, 5) our reliance upon the performance of third parties upon whom we have limited influence or control, 6) whether the capital markets would find our current business or our business plans acceptable for investment, 7) the intense competition we face both in our current and planned businesses and in the market for raising additional capital, and 8) our ability to convince the investment market or sources of capital that our management is able to carry out its new business strategy. For more information regarding some of the ongoing risks and uncertainties of our business, see our annual report on Form 10-KSB that we filed with the Securities and Exchange Commission on April 1, 2002.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

                           PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

         c.  Sale(s) of Unregistered Securities

                  On July 29, 2002, we issued 43,750 unregistered shares of our common stock (after giving effect to our 1-for-8 reverse stock split discussed above), in connection with a twelve-month strategic and marketing agreement with eUniverse, Inc. We issued this common stock in reliance upon the exemption from the registration requirements provided in Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

         The annual meeting of our shareholders was held on June 24, 2002. At that time the shareholders, by direct vote and by proxy, voted as shown in the following table:

                                                                 -----------------------------------------------
                                                                             For        Against        Abstain
----------------------------------------------------------------------------------------------------------------
Item 1 - Election of Lawrence M. Twersky as a director for
         a three-year term                                             2,802,139         23,861              ---
----------------------------------------------------------------------------------------------------------------
Item 2 - Appointment of Ernst & Young LLP as independent
         auditors for the fiscal year ending December 31, 2002         2,825,300            ---              700
----------------------------------------------------------------------------------------------------------------

         There was no other business brought at the meeting requiring a vote of the shareholders.

ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits, index

              10.1     Consulting, Promotion and Marketing Letter Agreement

         b. On July 29, 2002, we filed a report on Form 8-K to announce a reverse split of all outstanding shares of our common stock at an exchange ratio of 1-for-8, effective as of the close of business on July 29, 2002.

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2002 by the undersigned, thereunto duly authorized.

                                         1-800-ATTORNEY, INC.

                                         /s/ J. William Wrigley
                                         ------------------------------------
                                         J. William Wrigley
                                         President (Chief Executive Officer)


                                         /s/ James M. Koller
                                         ------------------------------------
                                         James M. Koller
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                              1-800-ATTORNEY, INC.
                           FORM 10-QSB - JUNE 30, 2002



                                INDEX OF EXHIBITS

                                                                          Page

10.1     Consulting, Promotion and Marketing Letter Agreement             E- 2