Form 10QSB
period 2002-09-30
1-800 ATTORNEY INC
filed 2002-11-12
CIK 1010615

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------

                                  FORM 10-QSB


             [x]  Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934.


              For the quarterly period ended September 30, 2002


                         Commission File No.  0-27994
                         ----------------------------

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

                                                                 [x]Yes   [_]No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         Class                                   Outstanding at November 8, 2002
---------------------------                      -------------------------------
Common Stock:  no par value                                  955,268

Transitional Small Business Disclosure Format (check one):       [_]Yes   [x]No

                                      INDEX
                                                                         Page
                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

     Consolidated Balance Sheets
           as of September 30, 2002
           (unaudited) and December 31, 2001                             3

     Consolidated Statements of Operations
           for the three and nine months ended
           September 30, 2002 and 2001 (unaudited)                       4

     Consolidated Statements of Cash Flows
           for the nine months ended
           September 30, 2002 and 2001 (unaudited)                       5 - 6

     Notes to unaudited interim
     consolidated financial statements                                   7 - 12

ITEM 2.  Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                      13 - 18

ITEM 4.  Controls and Procedures                                         19

PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities                                           19

ITEM 5.  Other Information                                               19

ITEM 6.  Exhibits and Reports on Form 8-K                                19



SIGNATURES                                                               20

CERTIFICATIONS                                                           21 - 22

                           Consolidated Balance Sheets



                                                              September 30,         December 31,
                                                                       2002                 2001
                                                              ------------------------------------
Assets                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                                   $1,192,218            $2,227,499
    Accounts receivable, less allowance for doubtful
      accounts of $72,441 at September 30, 2002
      and $179,591 at December 31, 2001                            148,697               218,144
     Directories in progress                                       194,389               238,279
     Other current assets                                          147,709               207,571
                                                              ------------------------------------
Total current assets                                             1,683,013             2,891,493

Furniture and equipment, net                                        65,428             1,011,021
Real property held for sale, net                                   871,916                   ---
Intangible assets                                                  622,648               959,542
Deferred tax asset                                                  78,000                78,000
Other assets                                                         2,795                 3,695
                                                              ------------------------------------
Total assets                                                    $3,323,800            $4,943,751
                                                              ====================================

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                              $191,538              $328,578
    Accrued expenses                                               148,538               136,396
    Deferred revenue                                               793,159             1,247,708
    Deferred tax liability                                          78,000                78,000
    Mortgage payable                                               493,334               533,333
                                                              ------------------------------------
Total current liabilities                                        1,704,569             2,324,015

Notes payable                                                      100,000               100,000
                                                              ------------------------------------
Total liabilities                                                1,804,569             2,424,015


Shareholders' equity:
    Common shares, no par value:
      1,875,000 shares authorized; 682,338 shares issued
      and outstanding at September 30, 2002; 702,059
      shares issued and outstanding at December 31, 2001        10,702,018            10,659,738
    Paid-in capital for stock warrants                             238,316               238,316
    Accumulated deficit                                         (7,988,446)           (7,196,481)
    Treasury stock; 269,244 and 205,725 shares, at cost, at
         September 30, 2002 and Dec. 31, 2001, respectively     (1,432,657)           (1,181,837)
                                                              ------------------------------------
Total shareholders' equity                                       1,519,231             2,519,736
Total liabilities and shareholders' equity                      $3,323,800            $4,943,751
                                                              ====================================

                              See accompanying notes.

                             Consolidated Statements of Operations
                                          (unaudited)


                                                      Three Months ended              Nine Months ended
                                                         September 30,                   September 30,
                                                         2002         2001           2002            2001
                                                   ------------------------     ---------------------------
Net sales                                            $954,266   $2,274,861       $3,923,858    $4,626,229

Costs and expenses:
     Production                                       244,429      593,851          825,908     1,643,700
     Marketing and selling                            576,012    1,091,897        2,128,466     2,560,532
     Depreciation and amortization                    125,457      150,431          399,422       378,199
     General and administrative                       469,147      521,611        1,553,435     1,471,389
                                                   ------------------------     ---------------------------
                                                    1,415,045    2,357,790        4,907,231     6,053,820
                                                   ------------------------     ---------------------------
Loss from operations                                 (460,779)     (82,929)        (983,373)   (1,427,591)

Other income (expense), net                           194,551        9,706          191,408      (163,094)
                                                   ------------------------     ---------------------------
Net loss                                            ($266,228)    ($73,223)       ($791,965)  ($1,590,685)
                                                   ========================     ===========================

Net loss per common share -
   basic and diluted                                   ($0.40)      ($0.11)          ($1.19)       ($2.42)
                                                   ========================     ===========================

Shares used in computing net loss
  per common share - basic and
  diluted                                             669,007      683,615          667,278       656,417
                                                   ========================     ===========================


                               See Accompanying Notes



                                     Consolidated Statements of Cash Flows
                                                  (unaudited)

                                                                                Nine months ended
                                                                                   September 30,
Cash flows from operating activities                                        2002                  2001
                                                                     -------------------------------------
Net loss                                                                ($791,965)           ($1,590,685)
Adjustments to reconcile net loss to net cash to net cash
used in operating activities:
     Depreciation and amortization                                        399,422                378,198
     Accretion of unearned compensation                                       ---                    484
     Bad debt expense                                                     147,340                150,522
     Exchange of common stock for goods and services                       42,280                125,056
     Exchange of stock warrants for goods and services                        ---                 24,383
     Exchange of advertising for machinery and equipment                      ---                (10,797)
     Write-down of investment in AroundCampus, Inc.                           ---                200,000
     Increase in accounts receivable                                      (77,893)              (154,196)
     Decrease (increase) in directories in progress                        43,890                (29,083)
     Decrease (increase) in intangible and other assets                    60,762               (504,464)
     Decrease (increase) in accounts payable                             (137,040)               116,989
     Increase in accrued expenses                                          12,142                 78,705
     Decrease (increase) in deferred revenue                             (454,549)               847,512
                                                                      ------------------------------------
Net cash used in operating activities                                    (755,611)              (367,376)


Cash flows from investing activity
     Purchases of property and equipment                                   (9,751)               (20,618)
                                                                      ------------------------------------
Net cash used in investing activity                                        (9,751)               (20,618)


Cash flows from financing activities
     Proceeds from the exercise of stock options                              ---                 12,668
     Proceeds from the sale of common stock                                   ---                625,000
     Repayment of mortgage principal                                      (39,999)               (40,000)
     Purchase of treasury stock                                          (229,920)                   ---
                                                                      ------------------------------------
Net cash (used in) provided by financing activities                      (269,919)               597,668


Net (decrease) increase in cash and cash equivalents                   (1,035,281)               209,674
Cash and cash equivalents at beginning of period                        2,227,499              2,196,585
                                                                      ------------------------------------
Cash and cash equivalents at end of period                             $1,192,218             $2,406,259
                                                                      ====================================


                                     Consolidated Statements of Cash Flows (continued)
                                                        (unaudited)

                                                                                  Nine months ended
                                                                                     September 30,
Supplemental cash flow information                                            2002                  2001
                                                                     --------------------------------------

Cash paid during the period for:
     Interest                                                              $21,630               $30,978
                                                                     ======================================

Supplemental noncash activities:
     Exchange of advertising for supplies and services                     $43,878               $26,411
                                                                     ======================================

     Receipt of Company common stock in exchange for automobile            $20,900                   ---
                                                                     ======================================










                                                 See accompanying notes.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    1.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements of 1-800-ATTORNEY, Inc. (formerly Attorneys.com, Inc. until June 1, 2001) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is recommended that these financial statements be read in conjunction with the Company's audited financial statements as of December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying unaudited interim consolidated financial statements. The results of operations of any interim period are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation adopted in 2002.

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

    6.  Real Property Held for Sale

Long-lived assets held for sale are evaluated by comparison of the carrying value to fair value less costs to sell. If the carrying value exceeds fair value less costs to sell, the assets are adjusted to fair value less costs to sell. In June 2002, the Company listed for sale its office building and related land. These assets have been recorded at their carrying value.

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

    13.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share in accordance with SFAS No. 128, Earnings Per Share:




                                         Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                 2002          2001              2002             2001
                                       -------------------------------     -------------------------------
Numerator:

  Net loss                                ($266,228)        ($73,223)        ($791,965)      ($1,590,685)
                                       -------------------------------     --------------------------------
  Numerator for basic loss
  per common share -
  loss available to
  common shareholders                     ($266,228)        ($73,223)        ($791,965)      ($1,590,685)


  Effect of dilutive securities                 ---              ---               ---               ---
                                       -------------------------------     --------------------------------

  Numerator for diluted
  loss per common share -
   loss available to
   common shareholders
   after assumed conversions              ($266,228)        ($73,223)        ($791,965)       ($1,590,685)


Denominator:
  Denominator for basic loss
  per common share -
  weighted-average shares                   669,007          683,615           667,278            656,417

Effect of dilutive securities                   ---              ---               ---                ---
                                        ------------------------------     --------------------------------
  Denominator for diluted loss
  per common
     share - adjusted
     weighted-average shares
     and assumed conversions                669,007          683,615           667,278            656,417


Basic and diluted
loss per common share                        ($0.40)          ($0.11)           ($1.19)            ($2.42)
                                        ==============================     ================================


In computing diluted loss per common share, common share equivalents relating to unexercised stock options were excluded from the diluted loss per common share computation because their effect would have been antidilutive.

  14.  Other Income

In July 2002 the Company closed on a $300,000 cash transaction for the sale of the publishing rights to eleven of the legal directories published by the Company's wholly-owned subsidiary, PCNA Communications Corporation. The Company recognized $200,000 of income from the transaction in the most recent quarter; it expects to recognize the balance of $100,000 of income in the fourth quarter of 2002. As of November 8, 2002 $260,000 of the cash has been received; the balance of $40,000 will be received as the Company publishes and provides certain deliverables relating to two of the directories, which is expected to be done by year-end.

  15. Business Segments

In conjunction with the launch of the Company's attorney marketing business on June 4, 2001, the Company began reporting in two operating segments. These are: 1) the publishing of directories of attorney listings and selling of advertising in those directories, and 2) the marketing and operation of an attorney referral or group marketing network. The Company publishes official membership directories for bar associations and it also publishes its own proprietary directories of attorneys for some geographic areas; it relies principally upon the sale of advertising within the directories to generate its revenues for this segment. The attorney marketing business segment operates by contracting with attorneys for participation in the referral network by area of practice and by geographic area. The Company generates its revenues from the fees it charges attorneys for participation in the network. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains and losses from investments or extraordinary items not directly related to an operating segment. There are no intersegment revenues. Both operating segments are based in the Company's corporate headquarters in Lake Helen, Florida. For determining operating results, management uses estimates to allocate charges for goods, services, or assets that are shared by both operating segments. The following table shows net sales, costs and expenses, and loss from operations by business segment for the three months ended September 30, 2002 and 2001:

                                            Three months ended                      Three months ended
                                               Sept. 30, 2002                          Sept. 30, 2001
                                   Attorney       Print                      Attorney       Print
                                  Marketing     Directories   Total         Marketing    Directories   Total
                                ------------------------------------------------------------------------------------
Net sales                           $260,447      $693,819      $954,266     $1,243,512    $1,031,349    $2,274,861
Costs and expenses:
  Operating expenses                 608,694       680,894     1,289,588      1,127,397     1,079,962     2,207,359
  Depreciation and
  amortization                       112,622        12,835       125,457        116,476        33,955       150,431
                                ------------------------------------------------------------------------------------
                                     721,316       693,729     1,415,045      1,243,873     1,113,917     2,357,790
                                ------------------------------------------------------------------------------------
Income (loss) from operations      ($460,869)          $90     ($460,779)         ($361)     ($82,568)     ($82,929)
                                =====================================================================================


The following table provides net sales, costs and expenses, and loss from operations for the nine months ended September 30, 2002 and 2001 as if the attorney marketing business segment was in operation as of January 1, 2001:

                                          Nine months ended                              Nine months ended
                                            Sept. 30, 2002                                 Sept. 30, 2001
                                  Attorney       Print                         Attorney       Print
                                 Marketing     Directories     Total          Marketing     Directories      Total
                               --------------------------------------------------------------------------------------------
Net sales                          $1,692,957     $2,230,901      $3,923,858      $1,350,454    $3,275,775     $4,626,229
Costs and expenses:
  Operating expenses                2,355,644      2,152,165       4,507,809       2,228,176     3,447,445      5,675,621
  Depreciation and
  amortization                        339,916         59,506         399,422         261,564       116,635        378,199
                               --------------------------------------------------------------------------------------------
                                    2,695,560      2,211,671       4,907,231       2,489,740     3,564,080      6,053,820
                               --------------------------------------------------------------------------------------------
Income (loss) from operations     ($1,002,603)       $19,230       ($983,373)    ($1,139,286)    ($288,305)   ($1,427,591)
                               ============================================================================================



The following table provides the allocation of assets among the two operating segments and headquarters as of the dates indicated:

                              Sept 30,          Dec 31,         Sept 30,
                                 2002             2001             2001
                         ---------------------------------------------------
Attorney marketing            $ 983,711         $1,295,150       $1,723,678
Print directory               1,069,870          1,339,406        1,471,515
Headquarters                  1,270,219          2,309,195        2,422,687
                         ---------------------------------------------------
Total                        $3,323,800         $4,943,751       $5,617,880
                         ===================================================

  16. Building Remediation

In June 2002 the Company discovered that its building had a mold problem due to leaks in its roof and windows. Shortly after that time, the Company hired an independent consultant to assess the situation and report its findings to the Company. In late September 2002, the Company's property and casualty insurer decided to obtain a report from a consultant other than the Company's. The insurer also contracted a consultant to provide the insurer an estimate of the costs for remediation and refurbishing of the building. The report of the insurer's consultant was issued on October 31, 2002; but to the Company's knowledge, teh estimate by the insurer's other consultant of the costs to fix the building are not yet available. Based upon one quotation the Company obtained, the Company expects that the total repair costs will be less than $200,000. At the time of this report, the Company is awaiting the disposition of the insurer with regard to the Company's claim. Therefore, the Company is unable to record in this report a reasonable estimate of its obligation with regard to the loss. It is anticipated that sufficient information will become available by December 31, 2002 to make a reasonable estimate of the Company's obligation.

  17.  Subsequent event

On October 21, 2002 the Company entered into common stock purchase agreements and share subscription agreements representing $1,373,800 of new capital to the Company, the majority of which is contingent upon the shareholders' approval of the issuance of additional common shares. Those agreements were amended on October 24, 2002, with the result that the Company issued 272,930 shares of common stock in exchange for $104,805 and the Company received purchase commitments for an additional $1,267,995 of new capital to the Company which is subject to shareholder approval.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The table below shows the changes in our results of operations for the three and nine months ended September 30, 2002 from the same periods a year earlier:


                                      Three months ended        Three months ended        Change        Change
                                      September 30, 2002        September 30, 2001         in $s         as %
                                 -------------------------    ----------------------  --------------   ---------
Net sales                            $954,266     100.0%       $2,274,861   100.0%     ($1,320,595)      -58.1%
Costs and expenses:
  Production                          244,429      25.6%          593,851    26.1%        (349,422)      -58.8%
  Marketing and selling               576,012      60.4%        1,091,897    48.0%        (515,885)      -47.2%
  Depreciation and amortization       125,457      13.1%          150,431     6.6%         (24,974)      -16.6%
  General and administrative          469,147      49.2%          521,611    22.9%         (52,464)      -10.1%
                                 -------------------------    ----------------------  --------------
                                    1,415,045     148.3%        2,357,790   103.6%        (942,745)      -40.0%
                                 -------------------------    ----------------------  --------------
Loss from operations                ($460,779)    -48.3%         ($82,929)   -3.6%       ($377,850)      455.6%




                                      Nine months ended           Nine months ended         Change       Change
                                     September 30, 2002          September 30, 2001          in $s        As %
                                  ------------------------    -----------------------   -------------- ----------
Net sales                            $3,923,858    100.0%        $4,626,229   100.0%       ($702,371)     -15.2%
Costs and expenses:
  Production                            825,908     21.1%         1,643,700    35.5%        (817,792)     -49.8%
  Marketing and selling               2,128,466     54.2%         2,560,532    55.4%        (432,066)     -16.9%
  Depreciation and amortization         399,422     10.2%           378,199     8.2%          21,223        5.6%
  General and administrative          1,553,435     39.6%         1,471,389    31.8%          82,046        5.6%
                                  ------------------------    -----------------------   --------------
                                      4,907,231    125.1%         6,053,820   130.9%      (1,146,589)     -18.9%
                                  ------------------------    -----------------------   --------------
Loss from operations                  ($983,373)   -25.1%       ($1,427,591)  -30.9%        $444,218      -31.1%


The table below shows the changes in certain items by business segment for the three and nine months ended September 30, 2002, from the same periods a year earlier:


                                    Three months ended September 30,          Nine months ended September 30,
                                   2002          2001         Change          2002           2001           Change
                                ----------------------------------------------------------------------------------------
Print directory business
  Net sales                      $693,819     $1,031,349    ($337,530)     $2,230,901      $3,275,775     ($1,044,874)
  Operating income (loss)             $90       ($82,568)     $82,658         $19,230       ($288,305)       $307,535
  No. of directories published         13             18           (5)             37              56             (19)
  Avg revenues per directory      $51,852        $55,054      ($3,202)        $58,437         $56,191          $2,246
Attorney marketing business
  Net sales                      $260,447     $1,243,512    ($983,065)      $1,692,957      $1,350,454       $342,503
  Operating loss                ($460,870)         ($361)   ($460,509)     ($1,002,603)    ($1,139,286)      $136,683

Net sales in the most recent three and nine month periods are lower than in the same periods a year earlier because of decreases in both our print directory business and our attorney marketing business.
Net sales for our print directory business declined $337,530 in the most recent quarter from the same quarter in 2001. Of this decrease, $208,590 resulted from a reduction in the number of directories published. Twenty-eight directories published in the first nine months of 2001 were not included in the publication schedule for the same period in 2002; a portion of these were part of an effort that also included cost reductions to improve operating results.
In the third quarter of 2002 we published 13 directories with average net sales of $51,852 compared to the publication of 18 directories with average net sales of $55,054 in the third quarter of 2001.

Net sales for our attorney marketing business were $260,447 in the most recent quarter, compared to $1,243,512 for the same period a year earlier. They were higher for the nine months ended September 30, 2002 than for the same period in 2001 because this business began to generate revenues in June 2001. Our highest revenues from this business were recognized in the third quarter of 2001; revenues have declined in each quarter thereafter due to very high rates of cancellation among participating attorneys as discussed in our previous reports. Additional information regarding this business may be found below.

    Production costs as a percentage of net sales in the most recent quarter were reduced in both our attorney marketing business and our print directory business. Production costs for our attorney marketing business, which are almost entirely related to the operation of a telephone call center, were reduced to $35,213, or 13.5% of the related sales in the most recent quarter, from $169,594, or 13.6% of the related net sales for the same quarter in 2001. Production costs for our attorney marketing business were $181,915 or 10.7% of net sales in the first nine months of 2002 as compared to $290,241 or 21.5% in the first nine months of 2001. Effective November 1, 2002 we discontinued use of a staffed call center in favor of an automated system. The automated system will be less costly to operate than a staffed call center and, thus far, we have found in our selling that
attorneys readily accept the automated system.   Production costs for
our print directory business decreased to 30.2% of the related net sales in the most recent quarter compared to 41.1% for the same period a year earlier. For the nine-month periods, production costs for our print directory business decreased to 28.9% of the related net sales in the most recent quarter compared to 41.3% for the same period a year earlier. Lower printing and distribution costs were the primary sources of the reductions; reductions in production labor also contributed to the improved margins.

    Although marketing and selling expenses for the most recent quarter were down by nearly 50% from the same quarter in 2001, the reductions didn't keep pace with the significantly lower sales volume in the attorney marketing business. Marketing and selling expenses for our attorney marketing business were 120.5% of the related net sales in the most recent quarter, with television advertising for our 1-800-ATTORNEY marketing network comprising half of those expenditures. In the third quarter of 2001, marketing and selling expenses for our attorney marketing business were 50.8% of the related net sales. For the most recent nine months, marketing and selling expenses for our attorney marketing business were 70.4% of the related net sales with television advertising for our 1-800-ATTORNEY marketing network comprising 64.3% of those expenditures. For the three (nine) months ended September 30, 2002 and 2001, marketing and selling expenses for our print directory business were 37.8% (42.0%) and 44.7% (45.4%) of the related net sales, respectively.

    The great majority of our depreciation and amortization expense relates to certain web site development costs for which amortization began in mid-2001 upon our final acceptance of the development work done by a third-party. These costs are being amortized over an estimated useful life of 30 months.

    General and administrative (G&A) expenses were negatively impacted by legal expenses of $47,565 and $166,370 in the most recent three and nine-month periods, respectively, compared to expenses of $5,061 and $22,609 for the same respective periods in 2001. Approximately $66,000 of the legal expense in 2002 related to the severance of two former executives. None of the legal expense in either year related to litigation. Significant increases in healthcare and liability insurances also negatively impacted G&A expense in 2002. G&A payroll in 2002 was lower than in 2001 for both the three and nine-month periods.

    Given the Company's history of operating performance, in 2002 we have been focusing more on positive cash flow and "bottom line" results rather than revenue growth. Past history shows us that our print directory business has limited growth opportunities; for this reason, we are continuing to explore our best alternatives for its future.
As a result of our efforts, we have been able to improve its operating results through elimination of unprofitable directories and cost reductions. As described in our last quarterly report, we sold the publishing rights to eleven of the directories that we publish for $300,000 cash, of which $260,000 has been received to date; the balance of $40,000 will be received as we publish and provide certain deliverables relating to two of the directories, which we expect to do by year-end.

    As described in our prior reports, the plan upon which our attorney marketing business was launched last year proved unsuccessful as evidenced by very high rates of cancellation among participating attorneys. This past February, the decision was made to discontinue selling efforts for the attorney marketing business and to terminate most of our sales force. All efforts were focused on the licensing or leasing of our 1-800-ATTORNEY number to attorneys or law firms by designated market areas. This also proved to be unsuccessful. After the departure of our then-CEO, Matt Butler, in April 2002, we identified the principal factors that we believe were instrumental in the lack of success and developed a revised plan that we believe addresses these factors. We are currently testing this plan in the Chicago market. We also have resumed selling efforts in certain of our Florida markets under our new business model. As with our print directory business, we are focusing more on positive cash flow and "bottom line" results rather than revenue growth

    The new plan for our attorney marketing business utilizes our toll-free 1-800-ATTORNEY number to route calls directly to participating attorneys. It also offers attorneys the opportunity to become listed on our www.1-800-ATTORNEY.com web site (which also is accessible through www.attorneys.com and numerous similar variations of these two addresses). These listings will allow for easy contact by email and provide links to a participating attorney's web site or to a customized multi-page web site that we can provide. In July
2002 we entered into a strategic and marketing agreement with eUniverse, Inc., a leading interactive entertainment web-based network. Under the terms of the agreement, eUniverse is assisting us in formulating our online business strategy for www.1800attorney.com and creating a unique marketing campaign that enables us to offer our services to eUniverse's user base while branding the 1-800-ATTORNEY name.

On October 22, 2002, in connection with transactions bringing new capital into the Company, Dan Rubin was appointed chairman and CEO of the Company. Additionally, the Board accepted the resignation of Larry Twersky and appointed Robert Lyszczarz as a director of the company.


Liquidity and Capital Resources

    During the first nine months of 2002, our balance of cash and cash equivalents decreased $1,035,281; during the most recent quarter our balance increased $2,702. Of the nine-month decrease, $454,549 related to a decrease in deferred revenues; approximately three-fourths of this decrease occurred in our attorney marketing business. Another $229,920 of the nine-month decrease related to our purchases of Company common shares as part of severance agreements with Messrs. Balise and Butler, former CEOs of the Company. Our net loss for the nine months ended September 30, 2002, was responsible for $202,923 of our decrease in cash during that period. Of this, approximately $103,000 related to a severance payment made to Mr. Balise in January 2002 and another $66,000 related to legal fees incurred in the severances of Messrs. Balise and Butler.

    On July 26, 2002, we closed on a $300,000 cash transaction with Skinder-Strauss Associates for the sale of the publishing rights to eleven of the print directories that we publish. As of November 8, 2002 we have received $260,000 of the $300,000 total; the balance of $40,000 is being held in escrow and will be released to us in $20,000 increments as we publish and provide certain deliverables for two of the directories for which we maintain publishing responsibility of the 2002 edition by year-end.

    As of November 6, 2002, we had approximately $1,040,000 in cash invested in a money market account in addition to the varying balances we maintain in our operating checking accounts.

    In April 2002 we were notified by the bank that holds the mortgage on our building and land that the note was payable in full as a result of our default in maintaining the required minimum level of funds flow for fiscal year 2001. We negotiated with the bank to postpone the due date for the payment in full until October 1, 2002 in exchange for a revision of the interest from a floating rate to a fixed rate of 7.5% from June 3 until October 1, 2002. At the time of this report we have negotiated but have not yet formalized an agreement with the bank to postpone the due date for the payment in full until April 1, 2003 in exchange for a revision of the interest to 10.0% from October 1, 2002 to April 3, 2003. In addition we agreed to execute a contract for the remediation of the mold problem that was discovered in our building in June 2002 and described in our last quarterly report; and we agreed to escrow the funds that will be required to pay for the remediation, which amount is estimated to be less than $200,000. At the time of this report, we are awaiting completion of our property casualty insurer's investigation and evaluation of our claim before we can proceed with contracting for the repairs. On October 31, 2002 we decided to discontinue the real estate listing for the sale of our building.

    We cannot assure that our existing cash balances are sufficient to meet our working capital needs for at least the next 12 months, nor can we assure that we will be able to raise additional capital at desirable levels of dilution if we decide that we need additional capital to implement our plans. In October 2002 the Company entered into common stock purchase agreements and share subscription agreements representing $1,372,800 of new capital to the Company, the great majority of which is contingent upon the shareholders approval of the issuance of additional common shares.


Nasdaq SmallCap listing

    On October 1, 2002, we received a Nasdaq Staff Determination indicating that we failed to comply with certain requirements for continued listing and that our securities are, therefore, subject to delisting from the Nasdaq SmallCap market. We requested and were granted a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing is scheduled for November 14, 2002. We believe that we already have re-gained compliance with all but one of the listing requirements and we have a plan to re-gain compliance with the one remaining requirement, which plan requires the shareholders' approval of the issuance of additional common shares. See Part II, Item 2.a. There can be no assurance the Panel will grant our request for continued listing.
If we are not successful, our stock would be de-listed from the Nasdaq SmallCap market and placed on the Nasdaq bulletin board market.


Forward-Looking Statements

The statements made above relating to our focus now being more on positive cash flow and "bottom line" results rather than revenue growth, to our efforts to improve our print directory business' operating results and our determination of its best future alternatives, to our identification of the factors causing the lack of success of our attorney marketing business and our new plan to address these factors and go forward, and to a worthwhile contribution to our net income being feasible from the sale of attorney listings on our web site are forward-looking statements within the meaning of the Private Securities Litigation Reform
Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements.
The results anticipated by these forward-looking statements may
not occur.   While we believe that these statements are accurate,
our business is dependent upon general economic conditions and various conditions specific to our industry and future trend results cannot be predicted with certainty. Important factors that may cause actual results to differ materially from the forward-looking statements include the following: 1) our ability to identify and successfully implement strategies and actions that, while reducing expenses, do not also reduce revenues even more so as to negatively impact earnings, 2) our ability to successfully implement our plans with the capital resources we already have on hand or are able to additionally raise in the future, 3) continued high rates of cancellation of existing attorney marketing sales contracts before their one-year term by attorneys who chose to exercise that option,
4) downturns in national and local economic factors that reduce advertising sales, 5) our reliance upon the performance of third parties upon whom we have limited influence or control, 6) whether the capital markets would find our current business or our business plans acceptable for investment, 7) the intense competition we face both in our current and planned businesses and in the market for raising additional capital, and 8) our ability to convince the investment market or sources of capital that our management is able to carry out its new business strategy. For more information regarding some of the ongoing risks and uncertainties of our business, see our annual report on Form 10-KSB that we filed with the Securities and Exchange Commission on April 1, 2002.





ITEM 4.	CONTROLS AND PROCEDURES

    Subsequent to August 31, 2002 and prior to the filing of this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief
Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at August 31, 2002, and during the period prior to the execution of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities

     c.  Sale(s) of Unregistered Securities

         On October 21, 2002 the Company entered into common stock purchase agreements and share subscription agreements representing $1,372,800 of new capital to the Company, the majority of which is contingent upon the shareholders' approval of the issuance of additional common shares. Those agreements were amended on October 24, 2002, with the result that the Company issued 272,930 shares of common stock in exchange for $104,805 and the Company received purchase commitments for an additional $1,267,995 of new capital to the Company which is subject to shareholder approval. Details of the transactions may be found in reports on Form 8-K that were filed on October 23 and October 25, 2002.


ITEM 5.  Other Information

         None.


ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits, index

         None

     b.  The Company filed a report on Form 8-K on October 23,
         2002 and an amended report on Form 8-K/A on October 25,
         2002.   Both of these reports related to the transactions
         described above in Item 2.c.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 11, 2002 by the undersigned, thereunto duly authorized.


                                             1-800-ATTORNEY, Inc.


                                             /s/ Dan Rubin
                                             ----------------------------------
                                             Chief Executive Officer


                                             /s/ James M. Koller
                                             ----------------------------------
                                             James M. Koller
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

I, Dan Rubin, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of 1-800-ATTORNEY, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
           Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Dan Rubin
----------------------
Dan Rubin
Chief Executive Officer

I, James M. Koller, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of 1-800-ATTORNEY, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ James M. Koller
-----------------------
James M. Koller
Chief Financial Officer (Principal Financial and Accounting Officer)